Form 10-Q
period 2014-11-30
Corvus Gold Inc.
filed 2015-01-09
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-197099

CORVUS GOLD INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300-1177 West Hastings Street Vancouver, British Columbia, Canada, (Address of Principal Executive Offices)	V6E 2K3 (Zip code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Small Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of January 9, 2015, the registrant had 75,565,028 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	November 30, 2014	May 31, 2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$4,465,121	$3,227,970
Marketable securities (note 4)	109,824	147,451
Accounts receivable	25,855	16,787
Prepaid expenses	208,313	217,316

Total current assets	4,809,113	3,609,524

Property and equipment (note 5)	103,071	97,447
Reclamation bond (note 6)	311,966	522,332
Capitalized acquisition costs (note 7)	4,265,829	4,045,115

	$9,489,979	$8,274,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 10)	$800,530	$622,950
Promissory note payable (note 8)	274,560	260,208

Total liabilities	1,075,090	883,158

Shareholders’ equity
Share capital (note 9)	59,693,273	53,703,440
Contributed surplus	10,586,429	9,768,967
Accumulated other comprehensive income – cumulative translation differences	420,497	151,192
Deficit accumulated during the exploration stage	(62,285,310)	(56,232,339)

Total shareholders’ equity	8,414,889	7,391,260

Total liabilities and shareholders’ equity	$9,489,979	$8,274,418

Nature and continuance of operations (note 2)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013

Expenses
Administration	$3,158	$3,483	$6,173	$5,119
Charitable donations	170	-	170	516
Consulting fees (notes 9 and 10)	205,113	178,254	373,939	314,112
Depreciation	7,289	4,926	13,404	9,842
Exploration expenditures (notes 7 and 9)	2,303,101	2,293,687	3,792,189	4,781,594
Insurance	19,352	13,894	30,814	28,054
Investor relations (notes 9 and 10)	270,558	311,331	455,082	587,490
Office and miscellaneous	35,672	33,299	71,015	68,896
Professional fees (notes 9 and 10)	213,553	149,495	328,042	211,512
Regulatory	30,536	13,857	85,693	29,029
Rent	24,701	23,545	47,822	46,283
Travel	49,606	44,388	61,850	62,385
Wages and benefits (notes 9 and 10)	371,107	415,873	819,077	776,538

Total operating expenses	(3,533,916)	(3,486,032)	(6,085,270)	(6,921,370)

Other income (expense)
Interest income	8,623	10,141	10,393	33,431
Unrealized loss on marketable securities	(4,473)	-	(43,450)	-
Foreign exchange gain (loss)	103,813	(19,021)	65,356	(30,652)

Total other income (expense)	107,963	(8,880)	32,299	2,779

Net loss for the period	(3,425,953)	(3,494,912)	(6,052,971)	(6,918,591)

Other comprehensive income
Exchange difference on translating foreign operations	256,034	45,819	269,305	117,102

Comprehensive loss for the period	$(3,169,919)	$(3,449,093)	$(5,783,666)	$(6,801,489)

Basic and diluted loss per share	$(0.05)	$(0.05)	$(0.08)	$(0.11)

Weighted average number of shares outstanding	75,565,028	65,529,863	73,116,667	65,328,962

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30,

	2014	2013

Operating activities
Net loss for the period	$(6,052,971)	$(6,918,591)
Add items not affecting cash:
Depreciation	13,404	9,842
Stock-based compensation (note 9)	817,462	886,681
Unrealized loss on marketable securities	43,450	-
(Gain) loss on foreign exchange	(65,356)	30,652
Changes in non-cash items:
Accounts receivable	(9,068)	16,452
Prepaid expenses	9,003	344,699
Accounts payable and accrued liabilities	177,580	(189,283)

Cash used in operating activities	(5,066,496)	(5,819,548)

Financing activities
Cash received from issuance of shares	6,180,000	5,278,300
Share issuance costs	(190,167)	(40,312)

Cash provided by financing activities	5,989,833	5,237,988

Investing activities
Expenditures on property and equipment	(13,822)	(1,706)
Increase (decrease) in reclamation deposits	236,918	(1,955)

Cash used in investing activities	223,096	(3,661)

Effect of foreign exchange on cash	90,718	(3,538)

Increase (decrease) in cash and cash equivalents	1,237,151	(588,759)

Cash and cash equivalents, beginning of the period	3,227,970	7,867,270

Cash and cash equivalents, end of the period	$4,465,121	$7,278,511

Supplemental cash flow information (note 12)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income(Loss) – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2014	70,415,028	$53,703,440	$9,768,967	$151,192	$(56,232,339)	$7,391,260

Net loss for the period	-	-	-	-	(6,052,971)	(6,052,971)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	269,305	-	269,305
Shares issued for cash
Public offering	5,150,000	6,180,000	-	-	-	6,180,000
Share issuance costs	-	(190,167)	-	-	-	(190,167)
Stock-based compensation	-	-	817,462	-	-	817,462

Balance, November 30, 2014	75,565,028	$59,693,273	$10,586,429	$420,497	$(62,285,310)	$8,414,889

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At November 30, 2014, the Company had interests in properties in Alaska and Nevada, U.S.A.

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

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future which is at least, but not limited to, 12 months from November 30, 2014. Management is aware, in making its assessment, of material uncertainties relating to events or conditions that raise significant doubt upon the Company’s ability to continue as a going concern, as explained in the following paragraph.

The Company has sustained losses from operations, and has an ongoing requirement for capital investment to explore its exploration and evaluation assets. Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for at least 12 months from November 30, 2014. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company expects to seek additional financing through equity financing. There can be no assurance as to the availability or terms upon which such financing might be available.

These condensed interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2014 as filed in our Annual Report on Form S-1/A. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at November 30, 2014 and the results of its operations for the six months then ended. Operating results for the six months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015. The 2014 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended November 30, 2014, 7,500,234 outstanding stock options (2013 – 6,175,234) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

4.	MARKETABLE SECURITIES

As at November 30, 2014, the Company held 200,000 (May 31, 2014 – 200,000) common shares of WestMountain Gold with a fair value of $109,824 (May 31, 2014 - $147,451). The Company classified these shares as held-for-trading.

5.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2014	$38,733	$73,962	$54,210	$166,905
Additions	13,822	-	-	13,822
Currency translation adjustments	2,266	4,079	2,990	9,335

Balance, November 30, 2014	$54,821	$78,041	$57,200	$190,062

Depreciation
Balance, May 31, 2014	$21,978	$42,058	$5,422	$69,458
Depreciation of the period	3,595	4,857	4,952	13,404
Currency translation adjustments	1,125	2,510	494	4,129

Balance at November 30, 2014	$26,698	$49,425	$10,868	$86,991
Carrying amounts

Balance at May 31, 2014	$16,755	$31,904	$48,788	$97,447

Balance at November 30, 2014	$28,123	$28,616	$46,332	$103,071

6.	RECLAMATION BOND

As at November 30, 2014 the Company has not commenced development of any exploration and evaluation assets and accordingly a reasonable estimate of the timing of the cash flows cannot be made. The Company has posted non-interest bearing bonds totalling $311,966 (USD 272,697) (May 31, 2014 - $522,332 (USD 481,767)) with the Nevada Division of Minerals in the State of Nevada as security for these obligations. Fair value cannot be reasonably determined and accordingly the bonds have been recorded at historical cost, adjusted for current exchange rates.

7.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	Chisna	North Bullfrog	LMS	Total
	(note 7(a))	(notes 7(d))	(note 7(c))

Balance, May 31, 2014	$550,255	$3,168,810	$326,050	$4,045,115

Acquisition costs	-	-	-	-
Currency translation adjustments	30,350	172,380	17,984	220,714

Balance, November 30, 2014	$580,605	$3,341,190	$344,034	$4,265,829

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2014:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 7(b))	(note 7(a))	(notes 7(d))	(note 7(c))

Exploration costs:
Aircraft services	$-	$11,202	$-	$-	$11,202
Assay	-	12,924	518,514	-	531,438
Drilling	-	-	1,293,549	-	1,293,549
Equipment rental	-	1,466	217,531	-	218,997
Field costs	2,015	6,384	237,917	200	246,516
Geological/ Geophysical	4,164	1,811	632,787	27,893	666,655
Land maintenance & tenure	11,023	77,972	223,990	27,331	340,316
Permits	-	-	-	-	-
Professional fees	-	-	-	-	-
Studies	-	-	345,082	-	345,082
Transportation	-	-	-	522	522
Travel	-	5,133	131,356	1,423	137,912

Total expenditures for the period	$17,202	$116,892	$3,600,726	$57,369	$3,792,189

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2013:

	West Pogo	Chisna	North Bullfrog	LMS	Terra	Gerfaut	Total
	(note 7(b))	(note 7(a))	(notes 7(d))	(note 7(c))

Exploration costs:
Aircraft services	$-	$-	$-	$-	$1,778	$-	$1,778
Assay	-	-	1,063,272	-	-	-	1,063,272
Drilling	-	-	1,946,584	-	-	-	1,946,584
Equipment rental	-	-	189,305	-	840	-	190,145
Field costs	-	10,348	108,009	-	8	2,360	120,725
Geological/ Geophysical	-	11,399	597,572	-	32,073	31	641,075
Land maintenance & tenure	3,373	110,503	215,360	20,701	95,735	-	445,672
Permits	-	-	2,001	-	-	-	2,001
Professional fees	-	-	-	-	221	-	221
Studies	-	-	327,636	-	-	-	327,636
Transportation	-	1,526	-	-	-	-	1,526
Travel	-	7,072	125,402	-	4,442	-	136,916

	3,373	140,848	4,575,141	20,701	135,097	2,391	4,877,551
Cost recovery	-	-	-	-	(95,957)	-	(95,957)

Total expenditures for the period	$3,373	$140,848	$4,575,141	$20,701	$39,140	$2,391	$4,781,594

a)	Chisna Property, Alaska

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

The key terms of the Ahtna Agreement include the following:

•	exclusive right to explore, and the option to enter into a mining lease to develop and mine, the subject lands for a six-year period
•	annual option payments of USD 1.00 – USD 1.25 per acre
•	minimum exploration expenditures of USD 4.00 – USD 8.00 per acre, provided that if the agreement is not terminated at the end of any option year, the exploration expenditures for the next year become a firm commitment

•	at the end of the third year, Raven Gold will release at least 50% of the original lands subject to the agreement
•	preferential contracting, hiring and training practice for Ahtna shareholders or designees
•	scholarship contributions to the Ahtna Heritage Foundation (USD 10,000/year, subject to increase for inflation)
•	all surface work subject to Ahtna archaeological and cultural clearance

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

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

During the period ended November 30, 2014, the Company gave notification and terminated the Ahtna lease.

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
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

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
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

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

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

☐	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties).
☐	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; USD 10,000 paid on November 13 , 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871, and USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH, purchased for $18,662 in the market by the Company, were delivered on November 7, 2014).
☐	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10. Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.
☐	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada has agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 payable on closing (March 28, 2013). The Terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment of a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015. As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable (note 8) during the year ended May 31, 2013.

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

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

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future removal and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries. The Company has determined as of November 30, 2014, the disturbances to earth are minimal, therefore has not recorded a provision for environmental expenditures.

8.	PROMISSORY NOTE PAYABLE

As at March 28, 2013 the Company issued a promissory note payable of USD 240,000 (May 31, 2014 - $260,208 (USD 240,000)) bearing interest at 4.77% per annum due on the sooner of the commencing of use of the property for waste materials storage as stated in note 7(d)(ii)(3) or December 31, 2015. At November 30, 2014, the promissory note payable was translated to $274,560.

9.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended November 30, 2014:

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
(Unaudited)
(Expressed in Canadian dollars)
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

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

A summary of the status of the stock option plan as of November 30 and May 31, 2014, and changes during the periods are presented below:

	November 30, 2014		May 31, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	6,175,234	$0.84	4,075,234	$0.88
Granted	1,475,000	1.37	2,470,000	0.76
Exercised	-	-	(70,000)	(0.69)
Forfeited	-	-	(300,000)	(0.81)
Expired	(150,000)	1.08	-	-

Balance, end of the period	7,500,234	$0.94	6,175,234	$0.84

The weighted average remaining contractual life of options outstanding at November 30, 2014 was 3.34 years (May 31, 2014 - 3.46 years).

Stock options outstanding are as follows:

	November 30, 2014			May 31, 2014
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

September 27, 2014	$-	-	-	$1.08	150,000	150,000
July 29, 2016	$0.50	483,334	483,334	$0.50	483,334	483,334
October 29, 2016	$0.96	100,000	50,000	$-	-	-
November 17, 2016	$0.67	210,000	210,000	$0.67	210,000	210,000
May 29, 2017	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017	$0.96	2,561,900	2,561,900	$0.96	2,561,900	1,628,370
August 16, 2018	$0.76	2,470,000	1,645,020	$0.76	2,470,000	822,510
September 8, 2019	$1.40	1,375,000	457,875	$-	-	-

		7,500,234	5,708,129		6,175,234	3,594,214

Stock-based compensation

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $1,068,471 (2013 - $1,449,654), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the six months ended November 30,	2014	2013

Risk-free interest rate	1.56%	1.96%
Expected life of options	4.80 years	5 years
Annualized volatility	68.30%	100%
Dividend yield	0.0%	0.0%
Exercise price	$1.37	$0.76

Fair value per share	$0.72	$0.59

Annualized volatility was determined by reference to historic volatility of similar entities following a comparable period in their lives.

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

Stock-based compensation has been allocated as follows:

For the six months ended November 30,	2014	2013

Consulting	$265,439	$212,088
Exploration expenditures – Geological/geophysical	24,847	31,163
Investor relations	121,837	192,871
Professional fees	30,278	40,203
Wages and benefits	375,061	410,356

	$817,462	$886,681

10.	RELATED PARTY TRANSACTIONS

During the period ended November 30, 2014, the Company entered into the following transactions with related parties:

Management compensation

For the six months ended November 30,	2014	2013

Consulting fees to CFO	$36,000	$36,000
Wages and benefits to CEO, President and COO	308,239	246,680
Directors fees (included in consulting fees)	59,000	54,774
Fees to Vice President of Corporate Communications (included in investor relations)	75,000	60,000
Professional fees to Vice President	25,680	41,740
Stock-based compensation to related parties	309,371	746,922

	$813,290	$1,186,116

As at November 30, 2014, included in accounts payable and accrued liabilities was $66,681 (May 31, 2014 – $27,462) in expenses owing to companies related to officers of the Company.

These amounts were unsecured, non-interest bearing and had no fixed terms or terms of repayment. Accordingly, fair value could not be readily determined.

The Company has entered into a retainer agreement dated June 1, 2011 with Lawrence W. Talbot Law Corporation (“LWTLC”), a company with officers in common, pursuant to which LWTLC agrees to provide legal services to the Company. Pursuant to the retainer agreement, the Company has agreed to pay LWTLC a minimum annual retainer of $72,000 (plus applicable taxes and disbursements). The retainer agreement may be terminated by LWTLC on reasonable notice, and by the Company on one year’s notice (or payment of one year’s retainer in lieu of notice). An officer of the Company is a director and shareholder of LWTLC. LWTLC ceased to be a related party on October 9, 2014. During the period ended November 30, 2014, the Company terminated the agreement and paid $73,830 in lieu of notice.

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
SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

11.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

November 30, 2014
Capitalized acquisition costs	$-	$4,265,829	$4,265,829
Property and equipment	$3,448	$99,623	$103,071

May 31, 2014
Capitalized acquisition costs	$-	$4,045,115	$4,045,115
Property and equipment	$4,057	$93,390	$97,447

For the six months ended November 30,	2014	2013

Net loss for the period – Canada	$(1,603,621)	$(1,596,222)
Net loss for the period – United States	(4,449,350)	(5,322,369)
Net loss for the period	$(6,052,971)	$(6,918,591)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended November 30,	2014	2013

Supplemental cash flow information
Interest paid (received)	$-	$-
Income taxes paid	$-	$-

13.	SUBSIDIARIES

Significant subsidiaries for the six months ended November 30, 2014 and 2013 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2014	The Company’s effective interest for 2013

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended November 30, 2014, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

Current Business Activities

General

The Company’s material mineral property is the NBP, an advanced exploration stage project in Nevada which has a number of high-priority, bulk tonnage and high-grade vein targets (held through Corvus Gold Nevada Inc. (“Corvus Nevada”), a Nevada subsidiary). In addition, the Company holds a 100% interest in three early stage projects in Alaska (Chisna, LMS and West Pogo) through its Alaskan subsidiary, Raven Gold Alaska Inc. (“Raven Gold”).

The primary focus of the Company will be to leverage its exploration expertise to discover major new gold deposits. Other than with respect to the ongoing exploration of the NBP, the Company’s strategy is to leverage its assets by utilizing partner funding during the high-cost, development phase of exploration to minimize shareholder financial risk while building a non-operator, gold production portfolio with carried interests and royalty exposure. To meet this objective, the Company is presently looking for joint venture partners to advance exploration on the LMS, West Pogo and Chisna projects.

Highlights of activities during the period and to the date of this MD&A include:

•	NBP Exploration: The 2014 Phase I drilling campaign started in February 2014 with focus on the Yellowjacket vein system and the Phase II program began in July. In September, two core rigs began drilling to delineate the extent of the Josh Vein and explore the southern extensions. In 2014, 11,024 metres have been drilled in 48 holes. The Company’s lease with Kolo Corp was expanded to include the Yellowrose and Yellowrose # 1 patented claims.

•	Catherine Gignac, ICD.D, has been elected Chair of the Board following the Company’s Annual General Meeting held on October 9, 2014. Ms. Gignac’s extensive experience with corporate and project value analysis, mergers and acquisitions and capital markets should be of tremendous value to Corvus as its progresses down the path of building shareholder value through exploration drilling, project advancement and economic optimization.

•	LMS Project (Alaska): An independent NI 43-101 report was developed by Ed Hunter, a Consulting Geologist with Hunter Geo Logic, Inc. in Lee Creek, BC and Gary Giroux, a P. Eng. of Giroux Consultants Ltd. in Vancouver, British Columbia. The report is available on www.sedar.com as of October 24, 2104 and on www.sec.gov as an exhibit to our Current Report on Form 8-K as furnished to the SEC on October 29, 2014. This Technical Report identifies an initial Inferred Resource of 8.3 Mtonnes at an average grade of 1 g/t with 267,000 contained Au ozs using a cut-off grade of 0.5 g/t.

•	West Pogo Project (Alaska): A “Cooperation Agreement” has been signed with Dave Wright and Partners which allows them to market the West Pogo property together with their adjacent claims in an effort to find companies interested in exploring this area. The agreement allows Dave Wright and Partners to show the exploration data from the West Pogo claims to potential buyers but does not empower them to negotiate exploration agreements on the West Pogo property.

•	Chisna Project (Alaska): Ahtna was notified in November 2014 that the Company would terminate its lease in the Chisna area. This action was taken to focus the Company’s land position to areas identified as the most prospective.

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

The NBP is located in the Bullfrog Hills of northwestern Nye County, Nevada (Figure 1) and is 100% controlled by the Company. The NBP covers about 4,426 hectares of patented and unpatented mining claims in Sections 20, 21, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 11, 12, 13, and 14 of T11S, R46E; section 31 of T10S, R47E; and section 6, T11S, R47E, MDBM. The Company has a total of eight option/lease agreements in place that give us control of an aggregate of 46 patented lode mining claims (Figure 2).

Based upon a US $1300 gold price and a silver to gold price ratio of 59:1, the NBP currently has estimated mineral resources defined in six deposits: the structurally controlled Yellowjacket milling deposit and the oxidized disseminated heap leach Sierra Blanca, Jolly Jane, Air Track West, Connection and Mayflower deposits. The Yellowjacket vein-style deposit has an Indicated Mineral Resource of 3.69 Mt at an average grade of 1.03 g/t gold and 5.52 g/t silver for 122,000 contained ounces of gold and 654,000 ounces of silver and an Inferred Mineral Resource of 18.40 Mt with an average grade of 0.94 g/t gold and 6.16 g/t silver for 555,000 contained ounces of gold and 3.64M ounces of silver, both at a 0.29 g/t gold cutoff. The five oxidized disseminated heap leach deposits contain an Indicated Mineral Resource of 25.72 Mt at an average grade of 0.29 g/t gold for 240,000 contained ounces of gold and an Inferred Mineral Resource of 185.99 Mt at 0.19 g/t gold for 1,136,000 contained ounces of gold (both at a 0.1 g/t gold cut-off), with appreciable silver credits. For full details with respect to the assumptions underlying the current resource estimate detailed herein, please review the NBP Technical Report.

Figure 1: Property Map showing the Location of the North Bullfrog Project

Figure 2: Property Map of the North Bullfrog Project, Blue outline shows the NBP boundary and green areas are the Leased Private Land

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

Drilling at Sierra Blanca and Yellowjacket began in February 2014 and was completed for 2014 in November. During that time approximately 11,024 metres of core drilling was completed. Phase I drilling, which focused on the delineation of the West Vein and northern extension, was completed in June 2014 and Phase II, which was focused on the Josh Vein and the southern extensions, began in July. As part of Phase II, two core rigs were operated beginning in September 2014. Part of the drilling was PQ3 diameter core to collect sample material for metallurgical testing. Water samples were collected on a quarterly basis from the monitor wells and springs in the area. The latest sampling event was in November 2014. A meteorological station has been maintained and continues to collect continuous data in the NBP area.

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

A summary of expenditures for the three months ended November 30, 2014 is provided in Table 2.

Table 2: NBP Expenditures in Q2 2015

Project Labor	$0.405	M
Drilling	1.289	M
Assay Costs	0.311	M
Project Studies	0.131	M

Total NBP	$2.136	M

Recent Exploration Work

Recent Drilling at the Yellowjacket Zone

During this period the Company has now received the assay results from the 20 additional drill holes completed as part of Phase II of the 2014 drill program. This drilling adds to the continuity of the West Vein and the extension of the Josh Vein to the north (Figure 3, Table 3).

The focus of recent drilling at NBP was to target:

•	the down dip extension of the main Josh Vein system;
•	the northern and southern extensions along strike; and
•	parallel high-grade veins like the West Vein and new Rhyolite Zone, as well as other untested parallel vein targets within the greater Yellowjacket system;

West Vein/Josh Vein Target Area (South)

Holes NB-14-387, 388 and 389 were drilled to test the southern limits of the West Vein/Josh Vein system (Figure 3, Table 3).  Hole NB-14-387, returned 28 metres of 1 g/t gold and 6 g/t silver and expands the continuity of the Josh Vein 60 metres down dip from NB-12-184 (58 metres @ 1.7 g/t gold and 33 g/t silver,) and 50 metres south along strike from hole NB-14-389 (24.6 metres of 2.8 g/t gold and 13.7 g/t silver,). Between NB-14-389 and NB-14-387, the West Vein merges with the Josh Vein (Figure 3).

Josh Vein (North)

Holes NB-14-390, 391 and 392 have been drilled on the northern extension of the Josh Vein (Figure 3). The final complete vein plus stockwork intercept for NB-14-391 returned 18 metres of 8.5 g/t gold and 34 g/t silver.  Hole NB-14-392, which represents a 40 metre step out to the north from NB-14-391 encountered 9.3 metres of 1.9 g/t gold and 12 g/t silver in the Josh Vein. In hole NB-14-390 the Josh Vein zone is present as thin silver-rich quartz veining within highly altered host rock which limited main vein development and thus resulted in less mineralization due to a lack of vein density (Table 3).

New Mineralized Zones

Drill hole NB-14-392 intersected the Josh Vein and its surrounding stockwork and continued to test a parallel target to the east of the main vein zone called the Rhyolite Zone (referring to its host rock). The hole was successful in intersecting 11.3 metres @ 3.3 g/t gold and 4 g/t silver in this new zone. This intersection is a follow-up to the original discovery hole drilled last year (NB-13-352 with 2.4 metres @ 7.6 g/t gold and 6.9 g/t silver,) and confirms its strike and dip. The Rhyolite Zone dips to the east similar to the Liberator Zone (50 metres east) and potentially represents a new high-grade vein system similar to the West Vein discovery made earlier this year.

Both holes NB-14-395 and 396 encountered significant mineralization along the NW10 Fault, a structure that was not previously known to be mineralized. In hole NB-14-395 the Josh Vein is less than 6 metres away from the NW10 fault, potentially moving to the new western and eastern structural zones. These new structures, together with the Rhyolite Zone (NB-14-392 with 11.3 metres @ 3.3 g/t gold and 4 g/t silver and NB-13-352 with 2.4m @ 7.6 g/t gold and 6.9 g/t silver indicate that the northern end of the Yellowjacket deposit is emerging as an open ended series of vein structures with multiple exploration targets for further potential high-grade vein discoveries.

In addition, Hole NB-14-397 intersected a new silicified fault zone that returned 0.44 g/t gold and 5 g/t silver over 3.7 metres in rock units previously thought to have been deposited after the main Yellowjacket deposit formed. This new discovery now opens up numerous new exploration targets to the north and throughout the District to the south in this unit.

West Vein/Josh Vein “Gap” Target Area

Holes NB-14-399, 400, and 401were drilled to fill in an area between the West Vein and the Josh Vein intercepts (Figure 3).

Hole NB-14-399 tested the uppermost part of the shoot target, and returned 9.4 m @ 2.5 g/t gold & 13.7 g/t silver including 1.6 m @ 10.6 g/t gold and 59 g/t silver.

Holes NB-14-400 and NB-14-401 respectively returned broad intercepts of 36 metres @ 17 g/t gold and 32 metres of 5 g/t gold (Table 3).  These new results continue to fill a gap in the previous drilling in an area targeted for high-grade mineralization related to shoot development (Figure 3, Table 3).

Holes NB-14-400 and NB-14-401 confirm the down dip continuity of the Josh vein system and suggest that the interaction of two faults may be responsible for the broad zones of stockwork and bonanza grades found in these holes. The mineralization in NB-14-400 is largely consistent, with 40% of the samples having more than 10 g/t gold. Within the stockwork, native gold occurs in millimeter wide veinlets where they interact with pre-existing veins forming spectacular dendritic textures. The style of mineralization is similar to that observed in hole NB-13-347 (14m @ 7 g/t gold and 21 g/t silver ,) and NB-14-399 which are approximately 50 metres up plunge from NB-14-400. Work is currently underway to determine the specific controls on this bonanza grade mineralization. The gap target zone is currently about 200 metres long and has been tested to a depth of about 175 metres down dip.

Josh Vein North Infill

Hole NB-14-402 was one of the metallurgical holes drilled in the known Josh Vein area. This hole returned a main Josh Vein intercept of 4.5 metres @ 14.6 g/t gold and 79 g/t silver. The bulk of hole NB-14-402 assays are still pending, but the current stockwork plus vein intercept returned 17 metres @ 4.9 g/t gold and 28 g/t silver (Table 3). This result is similar to the vein intercept in NB-13-370, which returned 4.9m @ 21.2g/t gold and 117 g/t silver, located 30 metres to the south in the same target area.

Results from Hole 14-402 confirm the lateral continuity of the vein thickness and grade within the main shoot. In addition, this new intercept is located about 150 metres north along strike and 100 metres deeper than hole NB-14-399 and has significantly higher grades.

Down Dip Extensions

Holes NB-14-403, 405 and 406 continued the down-dip exploration of the main Josh Vein system of the Yellowjacket Deposit (Figure 3). Hole NB-14-403, returned 1.7 metres @ 145 g/t gold in a new stockwork zone above the Josh Vein system, testing the new zone approximately 175 metres down-dip from the surface and 50 metres down dip from hole NB-14-377 (17m @ 2 g/t gold and 8.2 g/t silver,). This new zone marginal to the main Josh vein/stockwork system is another example of high-grade splay veins that are regularly being encountered as the system is being infill drilled.

Hole NB-14-405, which returned 18 metres of 2.3 g/t gold and 25 g/t silver, tested the structure at the same elevation as holes 403 and 406 but 250 metres to the north (Figure 3). In addition hole NB-14-405 tested the NE30 Fault Zone which occurs in the hangingwall of the Josh Vein and it returned a substantial intercept of 8.7 metres of 2.4 g/t gold and 12 g/t silver opening up a new vein system target for follow-up in 2015.

NB-14-406, which encountered 9.7 metres of solid vein material with 1.8g/t gold and 5g/t silver, tested the structure at the same elevation as NB-14-403 but 50 metres to the south. Hole NB-14-404, with 7.9 metres of 3.8 g/t gold and 14 g/t silver infills the same zone in between holes NB-14-377 and NB-14-378 (9.2m @18 g/t gold and 260 g/t silver,).

These results show that at 175 metres down-dip the vein/stockwork shoots are still well developed in both the north (NB-14-405) and south (NB-14-406) opening up future expansion potential. Future holes will continue to test the down-dip extensions and a series of holes are currently in progress to continue to test this elevation in the vicinity of discovery hole NB-12-138 (72m @ 1.7 g/t gold and 99 g/t silver including 4.3m @ 20 g/t gold and 1,519 g/t silver,and farther south (Figure 3).

Figure 3: Geologic Map of the Yellowjacket Area showing locations of collars and traces for holes cited in this report. Collars, traces and labels in fuchsia indicate holes reported here. Black traces indicate holes with pending assays. Grey traces are holes previously reported. Hole numbers are indicated by the last three digits in the name.

Table 3: Significant Intercepts* from Yellowjacket South Quartz Vein System
(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

HoleID	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	153.3	170.2	17.0	0.82	4.4	WV HW Stockwork
NB-14-387	170.2	173.6	3.3	1.85	13.8	West Vein
	173.6	181.1	7.5	0.98	6.4	WV FW Stockwork
Az 90 incl -63			27.8	1.0	6.1	Vein + Stockwork
NB-14-388	No Significant Intercepts					Hole lost before target
	142.0	153.2	11.2	1.1	4.8	WV HW Stockwork

HoleID	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
NB-14-389	153.2	161.7	8.5	6.1	33.6	West Vein
	161.7	166.6	4.9	1.0	1.8	WV FW Stockwork
Az 58 incl -57			24.6	2.8	14.1	Vein + Stockwork
	130.8	147.0	16.2	0.58	1.72	Disseminated
	173.4	194.4	21.0	0.3	8.6	JV HW Stockwork
NB-14-390	194.4	198.4	4.0	0.2	7.8	JV
	198.4	216.5	18.1	0.2	12.9	JV FW Stockwork
			43.1	0.3	10.4	Vein + Stockwork
Az 90 incl -80	223.6	229.6	6.0	0.69	2.00	Disseminated
NB-14-391	117.4	142.6	25.2	3.8	22.4	JV HW Stockwork
Including	135.4	139.3	3.8	19.93	107.86
	142.6	151.0	8.4	17.3	66.3	JV
	151.0	156.3	5.3	0.7	5.8	JV FW Stockwork
			17.6	8.5	33.5	Vein + Stockwork
Az 90 incl -67	204.5	228.0	23.5	0.67	0.85	Disseminated
	211.8	218.1	6.2	0.8	7.9	JV HW Stockwork
NB-14-392	218.1	219.0	0.9	12.7	58.3	JV
	219.0	221.1	2.1	0.4	1.3	JV FW Stockwork
			9.3	1.9	11.5	Vein + Stockwork
Az 90 incl -45	251.1	262.4	11.3	3.32	4.14	Rhyolite Stockwork
	139.6	146.8	7.2	0.89	1.0	Disseminated
	181.6	187.2	5.6	0.82	1.1	Disseminated
	207.6	225.3	17.8	0.45	4.0	JV HW Stockwork
NB-14-393	225.3	228.3	3.0	0.66	40.5	Josh Vein
	228.3	231.6	3.3	0.25	11.2	JV FW Stockwork
Az 90 incl -51	293.5	360.1	66.7	0.46	0.9	Disseminated
	114.9	177.3	62.4	0.67	1.3	Disseminated
	242.2	245.5	3.3	0.40	12.6	JV HW Stockwork
NB-14-394	245.5	246.7	1.3	0.15	1.8	Josh Vein
	246.7	248.5	1.8	0.46	9.0	JV FW Stockwork
Az 90 incl -62	286.8	322.4	35.6	0.41	1.3	Qtz Stockwork
	226.5	234.4	7.9	0.42	8.7	JV HW Stockwork
NB-14-395	234.4	239.3	4.9	1.14	22.6	Josh Vein
	239.3	241.5	2.2	0.43	6.1	JV FW Stockwork
	245.1	254.7	9.6	1.13	6.4	NW10 Fault
	254.7	270.4	15.7	0.44	3.2	NW10 Fault
Az 69 incl -50	268.8	287.7	18.8	1.20	3.5	NW10 HW Stockwork
	147.6	160.9	13.4	0.41	1.2	Disseminated
	242.2	267.2	25.0	0.16	7.3	JV HW Stockwork
NB-14-396	267.2	267.7	0.5	0.14	2.9	Josh Vein
	267.7	269.8	2.1	0.15	2.6	JV FW Stockwork
	328.6	333.4	4.8	1.03	2.9	NW10 Fault
Az 66 incl -62	333.4	340.8	7.4	0.43	1.0	NW10 HW Stockwork
	40.5	44.2	3.7	0.44	5.0	Silicified Fault in Debris Flow
	141.5	218.7	77.2	0.35	1.5	Disseminated
	266.1	282.8	16.7	0.06	2.3	JV HW Stockwork
NB-14-397	282.8	286.0	3.1	0.05	2.7	Josh Vein
	316.3	324.8	8.5	0.70	1.6	Py Veining
	338.7	362.4	23.7	0.19	4.0	Qtz Stockwork
Az 90 incl -65	372.8	374.1	1.3	0.24	2.1	NW10 Fault

HoleID	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	147.4	166.8	19.4	0.37	0.9	Disseminated
	170.8	191.8	21.0	0.42	0.7	Disseminated
NB-14-398	231.5	243.0	11.5	0.73	1.0	Qtz Stockwork
	285.1	304.9	19.8	0.07	1.1	JV HW Stockwork
	304.9	308.1	3.2	0.04	0.4	Josh Vein
	308.1	311.4	3.3	0.03	0.3	JV FW Stockwork
Az 65 incl -68	334.7	340.0	5.3	0.41	1.0	Qtz Stockwork
	112.2	115.4	3.2	0.67	4.9	JV HW Stockwork
NB-14-399	115.4	116.9	1.6	10.59	59.1	Josh Vein
	116.9	121.6	4.7	0.99	4.3	JV FW Stockwork
			9.4	2.5	13.7	Vein + Stockwork
Az 90 incl -45	147.1	154.2	7.1	0.66	1.0	Qtz Stockwork
	119.7	133.7	0.0	0.0	0.0	Hangingwall Stockwork
NB-14-400	133.7	139.3	5.6	13.9	60.1	Josh Vein
	139.3	155.6	16.3	32.6	20.3	Footwall Stockwork
including	145.0	151.7	6.7	73.5	38.4
Az 90 incl -60			21.9	27.8	30.5	Vein + Stockwork
	145.7	166.8	21.1	6.9	8.0	Hangingwall Stockwork
NB-14-401	166.8	167.7	0.9	0.7	5.5	Josh Vein
	167.7	177.7	0.0	0.0	0.0	Footwall Stockwork
Az 90 incl -73			22.0	6.6	7.9	Vein + Stockwork
	129.0	130.7	1.7	145	22	Upper Stockwork
	148.6	172.6	24.0	0.4	1.8	Hangingwall Stockwork
NB-14-403	172.6	173.6	1.0	0.5	4.5	Josh Vein
	173.6	180.8	7.1	0.4	3.9	Footwall Stockwork
Az 136 incl -72			32.1	0.4	2.3	Vein + Stockwork
	116.1	119.7	3.5	2.1	1.8	Upper Stockwork
	129.2	131.4	2.2	1.1	5.7	Hangingwall Stockwork
NB-14-404	131.4	134.0	2.7	0.5	19.7	Josh Vein
	134.0	137.1	3.1	8.6	14.2	Footwall Stockwork
Az 90 incl -54			7.9	3.8	13.7	Vein + Stockwork
	135.8	144.5	8.7	2.4	12.3	NE30 Fault
	144.5	153.3	8.8	0.3	6.8	NE30 Footwall Stockwork
	170.2	174.7	4.4	0.4	17.3	JV HWPeriph
	174.7	179.6	5.0	2.8	26.6	Hangingwall Stockwork
NB-14-405	179.6	186.0	6.4	2.0	41.1	Josh Vein
	186.0	192.6	6.5	2.2	6.7	Footwall Stockwork
Az 90 incl -68			17.9	2.3	24.6	Vein + Stockwork
	173.1	198.7	25.6	0.8	2.8	Peripheral Stockwork
	198.7	207.6	8.9	1.0	2.3	Hangingwall Stockwork
NB-14-406	207.6	217.3	9.7	1.8	4.9	Josh Vein
	217.3	224.6	7.2	0.6	2.3	Footwall Stockwork
Az 132 incl -71			25.8	1.2	3.3	Vein + Stockwork

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

Other Developments

Other activity associated with the potential development of the NBP during the last quarter.

Reclamation Bonding

In November 2014, the company replaced cash reclamation bonds held by BLM and NDEP for reclamation of disturbance associated with the NBP exploration activities with Surety Bonds issued by Lexon Insurance Company in the amounts of US$ 331,658 and US $209,070, respectively. As at November 30, 2014, the Company has received US $209,070 from the NDEP.

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

Mr. Gary Giroux, M.Sc., P. Eng (B.C.), a consulting geological engineer employed by Giroux Consultants Ltd., has acted as a Qualified Person, as defined in NI 43-101, for the estimate of the NBP mineralization inventory contained in the NBP Technical Report and for the resource estimation contained in the LMS Technical Report He has over 30 years of experience in all stages of mineral exploration, development and production. Mr. Giroux specializes in computer applications in ore reserve estimation, and has consulted both nationally and internationally in this field. He has authored many papers on geostatistics and ore reserve estimation and has practiced as a Geological Engineer since 1970 and provided geostatistical services to the industry since 1976. Both Mr. Giroux and Giroux Consultants Ltd. are independent of the Company under NI 43-101.

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

Mr. Ed Hunter, P.Geo., BSc., a consulting geologist employed by Hunter Geo Logic Inc., has acted as a Qualified Person, as defined in NI 43-101, for all portions of the LMS Technical Report, including the description of the general site information, the mineral exploration and the site geology, and data verification portions, other than the mineral resource estimate.  Mr. Hunter has over 44 years of experience in all aspects of exploration and is member in good standing of the Association of Professional Engineers and Geoscientists of the Province of British Columbia.  Both Mr. Hunter and Hunter Geo Logic Inc. are independent of the Company under NI 43-101.

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

Results of Operations

Six months ended November 30, 2014 Compared to Six months ended November 30, 2013

For the six months ended November 30, 2014, the Company had a net loss of $6,052,971 compared to a net loss of $6,918,591 in the comparative period of the prior year. Included in net loss was $817,462 (2013 - $886,681) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. The decrease in loss of $865,620 in the six month period of the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $3,792,189 incurred in the current period compared to $4,781,594 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $24,847 in the current period compared to $31,163 in the prior period.

Consulting fees increased to $373,939 (2013 - $314,112) mainly due to increased stock-based compensation charges of $265,439 during the current period compared to $212,088 in the prior period.

Investor relations expenses decreased to $455,082 (2013 - $587,490) due to decreased stock-based compensation charges of $121,837 during the current period compared to $192,871 in the prior period. This was further decreased by $61,374 due to a combination of decreases in investor relations-related travel, advertising and marketing, and the number of personnel engaged as the Company worked on completing the financing which closed at the end of August 2014.

Professional fees increased to $328,042 (2013 - $211,512). While share-based payment charges of $30,278 during the current period were less than the $40,203 in the prior period, this decrease was offset by an increase of $52,625 in legal and accounting fees in the current period compared to the prior period as a result of the Company registering its securities in the United States and termination payment of $73,830 to a former consultant in the current period.

Regulatory expenses increased to $85,693 (2013 - $29,029) due to additional filing and listing fees incurred in the current period due to the Company’s registration of its securities in the US.

Wages and benefits increased to $819,077 (2013 - $776,538). While share-based payment charges of $375,061 during the current period were less than the $410,356 in the prior period, this decrease was offset by an increase of $77,834 in wages and benefits in the current period.

Other expense categories that reflected only moderate change period over period were administration expenses of $6,173 (2013 - $5,119), charitable donations of $170 (2013 - $516), depreciation expenses of $13,404 (2013 - $9,842), insurance expenses of $30,814 (2013 - $28,054), office expenses of $71,015 (2013 - $68,896), rent expenses of $47,822 (2013 – $46,283) and travel expenses of $61,850 (2013 - $62,385).

Other items amounted to an income of $32,299 compared to an income of $2,779 in the prior period. This was mainly due to an unrealized loss on marketable securities of $43,450 in the current period compared to $nil in the comparative period of the prior year. There was an increase in foreign exchange to a gain of $65,356 (2013 – loss of $30,652), which is the result of factors outside of the Company’s control and a decrease in interest income of $10,393 (2013 - $33,431) as a result of less investment in cashable GIC’s during the current period.

Three months ended November 30, 2014 Compared to Three months ended November 30, 2013

For the three months ended November 30, 2014, the Company had a net loss of $3,425,953 compared to a net loss of $3,494,912 in the comparative period of the prior year. Included in net loss was $360,981 (2013 - $498,344) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. The decrease in loss of $68,959 in the three month period of the current year was due to a combination of factors discussed below.

Consulting fees increased to $205,113 (2013 - $178,254) mainly due to increased stock-based compensation charges of $141,613 during the current period compared to $117,504 in the prior period.

Exploration expenditures of $2,303,101 incurred in the current period compared to $2,293,687 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to more funding being available in the current period compared with the comparative period of the prior year. This increase was slightly offset by a decrease in stock-based compensation charges of $8,416 in the current period compared to $16,254 in the prior period.

Investor relations expenses decreased to $270,558 (2013 - $311,331) mainly due to decreased stock-based compensation charges of $50,618 during the current period compared to $99,365 in the prior period.

Professional fees increased to $213,553 (2013 - $149,495). While share-based payment charges of $11,501 during the current period were less than the $26,689 in the prior period, this decrease was offset by an increase of $5,416 in legal and accounting fees in the current period compared to the prior period as a result of the Company registering its securities in the United States and an increase of $73,830 in termination payment to a former consultant in the current period.

Regulatory expenses increased to $30,536 (2013 - $13,857) due to additional filing and listing fees incurred in the current period due to the Company’s registration of its securities in the US.

Wages and benefits decreased to $371,107 (2013 - $415,873) mainly due to a decrease in stock-based compensation charges of $148,833 in the current period compared to $238,532 in the prior period. This decrease was slightly offset by an increase of $44,933 in wages and benefits in the current period.

Other expense categories that reflected only moderate change period over period were administration expenses of $3,158 (2013 - $3,483), charitable donations of $170 (2013 - $nil), depreciation expenses of $7,289 (2013 - $4,926), insurance expenses of $19,352 (2013 - $13,894), office expenses of $35,672 (2013 - $33,299), rent expenses of $24,701 (2013 – $23,545) and travel expenses of $49,606 (2013 - $44,388).

Other items amounted to an income of $107,963 compared to a loss of $8,880 in the prior period. This was mainly due to an unrealized loss on marketable securities of $4,473 in the current period compared to $nil in the comparative period of the prior year. There was an increase in foreign exchange to a gain of $103,813 (2013 – loss of $19,021), which is the result of factors outside of the Company’s control and a decrease in interest income of $8,623 (2013 - $10,141) as a result of less investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $4,465,121 as at November 30, 2014 compared to $3,227,970 as at May 31, 2014. The change in cash position was the net result of $13,822 used on property and equipment, $5,066,496 used for operating activities, $236,918 received from the replacement of reclamation bonds, and $5,989,833 received from the public offering (net of share issue costs) during the six months ended November 30, 2014.

As at November 30, 2014, the Company had working capital of $4,008,583 compared to working capital of $2,986,574 as at May 31, 2014. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs, for the balance of the year ending May 31, 2015. The Company’s current anticipated operating expenses are $1,827,000 until May 31, 2015. The Company’s anticipated monthly burn rate averages approximately $322,000 for December 2014 to February 2015, where approximately $208,000 is for administrative purposes and approximately $114,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From February to May 2015, the monthly burn rate averages approximately $286,000, of which $208,000 is for administrative purposes and approximately $78,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. The Company anticipates that it will pursue additional public or private equity financings in early 2015 to raise additional funds for additional exploration at the NBP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of May 2015 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP on its currently anticipated scheduling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2014, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of November 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended November 30, 2014 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Of the $5,989,833 in net proceeds received from the offering, the net proceeds have been used as follows:

Company Cost Center	Budget Fiscal 2015 Q2 Sep 1 – Nov 30	Actual Fiscal 2015 Q2 Sep 1 – Nov 30*	Variance (Budget – Actual) Sep 1 – Nov 30
Corporate
Company Administration	$500,000	$869,000	$(369,000)
Land & Corp Support	$125,000	$189,000	$(64,000)
Subtotal	$625,000	$1,058,000	$(433,000)
NBP Exploration
Project Labor	$373,800	$405,000	$(31,200)
Drilling	$1,471,100	$1,354,000	$117,100
Assay Costs	$691,400	$246,000	$445,400
Project Studies	$55,300	$131,000	$(75,700)
Subtotal	$2,591,600	$2,136,000	$455,600
Total	$3,216,600	$3,194,000	$22,600

*Unaudited Cost Reporting

Actual Company Administration expenditures were above the planned expenditures mainly due to additional regulatory filings related to the filing of the S-1, termination payment paid to consultant, and increase in travel and tradeshows during the period. Actual Land & Corp Support and Project Studies expenditures are above the planned expenditures as payments scheduled for fiscal 2015 Q3 were paid in fiscal 2015 Q2. Actual Drilling and Assay Costs expenditures were below planned expenditures as the Company drilled fewer metres than originally planned.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six month period ended November 30, 2014, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1*	Notice of Articles, dated April 13, 2010

3.2*	Articles, dated April 12, 2010

23.1	Consent of Scott W. Wilson, SME, of Metal Mining Consultants, Inc.

23.2	Consent of Gary Giroux, M.A. Sc., P. Eng. (BC), of Giroux Consultants Ltd.

23.3	Consent of Herbert Osborne, Metallurgical Eng., SME, of H. C. Osborne and Associates

23.4	Consent of Ed Hunter, P.Geo., BSc., of Hunter Geo Logic Inc

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Previously filed with the SEC as an exhibit to the Company’s DRS filing as filed with the SEC on May 12, 2014.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at November 30, 2014 and May 31, 2014, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Six Months ended November 30, 2014 and 2013, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2014 and 2013, (iv) the Condensed Interim Consolidated Statements of Changes in Equity for the Six Months Ended November 30, 2014 and 2013, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: January 9, 2015

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 9, 2015

