Form 10-Q
period 2015-02-28
Corvus Gold Inc.
filed 2015-04-09
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015

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

Yes ☒ No ☐

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

As of April 9, 2015, the registrant had 80,168,928 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	February 28, 2015	May 31, 2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$6,979,295	$3,227,970
Marketable securities (note 4)	102,525	147,451
Accounts receivable	27,005	16,787
Prepaid expenses	246,691	217,316

Total current assets	7,355,516	3,609,524

Property and equipment (note 5)	104,764	97,447
Reclamation bond (note 6)	-	522,332
Capitalized acquisition costs (note 7)	4,658,168	4,045,115

	$12,118,448	$8,274,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 10)	$242,383	$622,950
Promissory note payable (note 8)	300,072	-

Total current liabilities	542,455	622,950

Promissory note payable (note 8)	-	260,208

Total liabilities	542,455	883,158

Shareholders’ equity
Share capital (note 9)	64,210,099	53,703,440
Contributed surplus	10,907,064	9,768,967
Accumulated other comprehensive income – cumulative translation differences	892,464	151,192
Deficit accumulated during the exploration stage	(64,433,634)	(56,232,339)

Total shareholders’ equity	11,575,993	7,391,260

Total liabilities and shareholders’ equity	$12,118,448	$8,274,418

Nature and continuance of operations (note 2)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014

Expenses
Administration	$3,368	$2,921	$9,541	$8,040
Consulting fees (notes 9 and 10)	235,627	196,134	609,566	517,836
Depreciation	7,293	5,134	20,697	14,976
Exploration expenditures (notes 7 and 9)	648,083	1,464,662	4,440,272	6,246,256
Insurance	29,005	11,084	59,819	39,138
Investor relations (notes 9 and 10)	278,180	325,946	733,262	913,436
Office and miscellaneous	38,376	36,548	109,561	105,960
Professional fees (notes 9 and 10)	83,574	125,422	411,616	329,344
Regulatory	62,791	53,441	148,484	82,470
Rent	24,049	23,633	71,871	69,916
Travel	45,387	21,277	107,237	83,662
Wages and benefits (notes 9 and 10)	674,956	693,672	1,494,033	1,470,210

Total operating expenses	(2,130,689)	(2,959,874)	(8,215,959)	(9,881,244)

Other income (expense)
Interest income	5,737	5,026	16,130	38,457
Gain on sale of capitalized acquisition cost	-	1,840,480	-	1,840,480
Unrealized loss on marketable securities	(16,855)	-	(60,305)	-
Foreign exchange gain (loss)	(6,517)	26,703	58,839	(3,949)

Total other income (expense)	(17,635)	1,872,209	14,664	1,874,988

Net loss for the period	(2,148,324)	(1,087,665)	(8,201,295)	(8,006,256)

Other comprehensive income
Exchange difference on translating foreign operations	471,967	259,533	741,272	376,635

Comprehensive loss for the period	$(1,676,357)	$(828,132)	$(7,460,023)	$(7,629,621)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.11)	$(0.12)

Weighted average number of shares outstanding	75,679,518	70,415,028	73,961,563	67,005,687

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 28,

	2015	2014

Operating activities
Net loss for the period	$(8,201,295)	$(8,006,256)
Add items not affecting cash:
Depreciation	20,697	14,976
Stock-based compensation (note 9)	1,145,473	1,361,513
Gain on sale of capitalized acquisition costs	-	(1,840,480)
Unrealized loss on marketable securities	60,305	-
(Gain) loss on foreign exchange	(58,839)	3,949
Changes in non-cash items:
Accounts receivable	(10,218)	10,393
Prepaid expenses	(29,375)	327,859
Accounts payable and accrued liabilities	(380,567)	(18,802)

Cash used in operating activities	(7,453,819)	(8,146,848)

Financing activities
Cash received from issuance of shares	10,689,450	5,278,300
Share issuance costs	(190,167)	(40,312)

Cash provided by financing activities	10,499,283	5,237,988

Investing activities
Expenditures on property and equipment	(13,822)	(1,706)
Refund of (payment of) reclamation bond	522,332	(3,203)
Cash received from sale of capitalized acquisition costs	-	1,976,580
Capitalized acquisition costs	-	(1,135,989)

Cash provided by investing activities	508,510	835,682

Effect of foreign exchange on cash	197,351	94,173

Increase (decrease) in cash and cash equivalents	3,751,325	(1,979,005)

Cash and cash equivalents, beginning of the period	3,227,970	7,867,270

Cash and cash equivalents, end of the period	$6,979,295	$5,888,265

Supplemental cash flow information (note 12)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income(Loss) – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2014	70,415,028	$53,703,440	$9,768,967	$151,192	$(56,232,339)	$7,391,260

Net loss for the period	-	-	-	-	(8,201,295)	(8,201,295)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	741,272	-	741,272
Shares issued for cash
Public offering	5,150,000	6,180,000	-	-	-	6,180,000
Private placement	4,500,000	4,500,000	-	-	-	4,500,000
Exercise of stock options	18,900	9,450	-	-	-	9,450
Share issuance costs	-	(190,167)	-	-	-	(190,167)
Reclassification of contributed surplus on exercise of stock options	-	7,376	(7,376)	-	-	-
Stock-based compensation	-	-	1,145,473	-	-	1,145,473

Balance, February 28, 2015	80,083,928	$64,210,099	$10,907,064	$892,464	$(64,433,634)	$11,575,993

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At February 28, 2015, the Company had interests in properties in Alaska and Nevada, U.S.A.

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

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

These condensed interim consolidated financial statements have been prepared on a going concern basis, which presume the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or obtaining additional financing.

In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future which is at least, but not limited to, 12 months from February 28, 2015. Management is aware, in making its assessment, of material uncertainties relating to events or conditions that raise significant doubt upon the Company’s ability to continue as a going concern, as explained in the following paragraph.

The Company has sustained losses from operations, and has an ongoing requirement for capital investment to explore its exploration and evaluation assets. Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for at least 12 months from February 28, 2015. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company expects to seek additional financing through equity financing. There can be no assurance as to the availability or terms upon which such financing might be available.

These condensed interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2014 as filed in our Annual Report on Form S-1/A. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at February 28, 2015 and the results of its operations for the nine months then ended. Operating results for the nine months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015. The 2014 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP.

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

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended February 28, 2015, 7,371,334 outstanding stock options (2014 – 6,175,234) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

4.	MARKETABLE SECURITIES

As at February 28, 2015, the Company held 200,000 (May 31, 2014 – 200,000) common shares of WestMountain Gold with a fair value of $102,525 (May 31, 2014 - $147,451). The Company classified these shares as held-for-trading. Subsequent to February 28, 2015, the Company sold 53,160 shares of WestMountain for an average of USD 0.2384 for gross proceeds of USD 12,674.

5.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2014	$38,733	$73,962	$54,210	$166,905
Additions	13,822	-	-	13,822
Currency translation adjustments	6,664	11,331	8,305	26,300

Balance, February 28, 2015	$59,219	$85,293	$62,515	$207,027

Depreciation
Balance, May 31, 2014	$21,978	$42,058	$5,422	$69,458
Depreciation for the period	5,522	7,514	7,661	20,697
Currency translation adjustments	3,293	7,206	1,609	12,108

Balance at February 28, 2015	$30,793	$56,778	$14,692	$102,263

Carrying amounts

Balance at May 31, 2014	$16,755	$31,904	$48,788	$97,447

Balance at February 28, 2015	$28,426	$28,515	$47,823	$104,764

6.	RECLAMATION BOND

As at February 28, 2015, the Company has not commenced development of any mineral properties and accordingly a reasonable estimate of the timing of the cash flows cannot be made. The Company has posted non-interest bearing bonds totalling $Nil (USD nil) (May 31, 2014 - $522,332 (USD 481,767)) with the Nevada Division of Minerals in the State of Nevada as security for these obligations. Fair value could not be reasonably determined and accordingly the bonds were recorded at historical cost, adjusted for current exchange rates. During the period ended February 28, 2015, the Company entered into a corporate surety bond with a bonding company and as a result, the previously posted non-interest bearing bonds were refunded by the Nevada Division of Minerals in the State of Nevada.

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

7.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	Chisna	North Bullfrog	LMS	Total
	(note 7(a))	(notes 7(d))	(note 7(c))

Balance, May 31, 2014	$550,255	$3,168,810	$326,050	$4,045,115

Acquisition costs	-	-	-	-
Currency translation adjustments	84,300	478,802	49,951	613,053

Balance, February 28, 2015	$634,555	$3,647,612	$376,001	$4,658,168

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 28, 2015:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 7(b))	(note 7(a))	(notes 7(d))	(note 7(c))

Exploration costs:
Aircraft services	$-	$11,202	$-	$-	$11,202
Assay	-	12,924	826,943	-	839,867
Drilling	-	-	1,282,967	-	1,282,967
Equipment rental	-	1,466	224,400	-	225,866
Field costs	2,027	7,096	256,653	284	266,060
Geological/ Geophysical	4,164	1,811	777,024	29,170	812,169
Land maintenance & tenure	11,023	77,972	227,869	27,331	344,195
Permits	-	-	-	-	-
Professional fees	-	-	-	-	-
Studies	-	-	487,020	-	487,020
Transportation	-	-	-	878	878
Travel	-	5,133	163,492	1,423	170,048

Total expenditures for the period	$17,214	$117,604	$4,246,368	$59,086	$4,440,272

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 28, 2014:

	West Pogo	Chisna	North Bullfrog	LMS	Terra	Gerfaut	Total
	(note 7(b))	(note 7(a))	(notes 7(d))	(note 7(c))

Exploration costs:
Aircraft services	$-	$-	$-	$-	$1,778	$-	$1,778
Assay	-	-	1,463,540	-	-	-	1,463,540
Drilling	-	-	2,248,376	-	-	-	2,248,376
Equipment rental	-	-	242,926	-	840	-	243,766
Field costs	-	11,483	186,624	294	8	2,817	201,226
Geological/ Geophysical	-	12,287	845,670	3,753	32,073	31	893,814
Land maintenance & tenure	3,373	110,492	230,666	20,701	95,735	-	460,967
Permits	-	-	5,047	-	-	-	5,047
Professional fees	-	-	-	-	7,341	-	7,341
Studies	-	-	632,856	-	-	-	632,856
Transportation	-	1,526	-	1,125	-	-	2,651
Travel	-	7,072	169,337	-	4,442	-	180,851

	3,373	142,860	6,025,042	25,873	142,217	2,848	6,342,213
Cost recovery	-	-	-	-	(95,957)	-	(95,957)

Total expenditures for the period	$3,373	$142,860	$6,025,042	$25,873	$46,260	$2,848	$6,246,256

a)	Chisna Property, Alaska

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

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

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

During the period ended February 28, 2015, the Company gave notification and terminated the Ahtna lease.

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

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

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

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

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

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

¤	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties).

¤	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; USD 10,000 paid on November 13 , 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871, and USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH, purchased for $18,662 in the market by the Company, were delivered on November 7, 2014).

¤	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued in April 2015) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH shares due per the original agreement.

¤	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10. Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.

¤	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 (paid) and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada has agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 payable on closing (March 28, 2013). The Terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment of a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015. As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable (note 8) during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 km north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellowrose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon singing. The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future removal and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries. The Company has determined as of February 28, 2015, the disturbances to earth are minimal, therefore has not recorded a provision for environmental expenditures.

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

8.	PROMISSORY NOTE PAYABLE

As at March 28, 2013 the Company issued a promissory note payable of USD 240,000 (May 31, 2014 - $260,208 (USD 240,000)) bearing interest at 4.77% per annum due on the sooner of the commencing of use of the property for waste materials storage as stated in note 7(d)(ii)(3) or December 31, 2015. At February 28, 2015, the promissory note payable was translated to $300,072.

9.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended February 28, 2015:

a)	On August 27, 2014, the Company closed a non-brokered public equity financing and issued 5,150,000 common shares at a price of $1.20 per share for gross proceeds of $6,180,000. In connection with the financing, the Company paid $190,167 in share issuance costs. The offering was registered under the United States Securities Act of 1933, as amended, pursuant to a Form S-1 registration statement filed with the United States Securities and Exchange Commission and qualified in certain Canadian provinces pursuant to a prospectus filed with the relevant Canadian regulatory authorities.

b)	On February 27, 2015, the Company closed a non-brokered private placement equity financing and issued 4,500,000 common shares at a price of $1.00 per share for gross proceeds of $4,500,000.

c)	An aggregate of 18,900 shares were issued an exercise of 18,900 stock options for gross proceeds of $9,450.

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

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

A summary of the status of the stock option plan as of February 28, 2015 and May 31, 2014, and changes during the periods are presented below:

	February 28, 2015		May 31, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	6,175,234	$0.84	4,075,234	$0.88
Granted	1,525,000	1.36	2,470,000	0.76
Exercised	(18,900)	(0.50)	(70,000)	(0.69)
Forfeited	-	-	(300,000)	(0.81)
Expired	(310,000)	(1.00)	-	-

Balance, end of the period	7,371,334	$0.94	6,175,234	$0.84

The weighted average remaining contractual life of options outstanding at February 28, 2015 was 3.10 years (May 31, 2014 - 3.46 years).

Stock options outstanding are as follows:

	February 28, 2015			May 31, 2014
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

September 27, 2014	$-	-	-	$1.08	150,000	150,000
July 29, 2016	$0.50	464,434	464,434	$0.50	483,334	483,334
October 29, 2016	$0.96	100,000	50,000	$-	-	-
November 17, 2016	$0.67	210,000	210,000	$0.67	210,000	210,000
January 23, 2017	$1.10	50,000	12,500	$-	-	-
May 29, 2017	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017	$0.96	2,461,900	2,461,900	$0.96	2,561,900	1,628,370
August 16, 2018	$0.76	2,420,000	1,611,720	$0.76	2,470,000	822,510
September 8, 2019	$1.40	1,365,000	454,545	$-	-	-

		7,371,334	5,565,099		6,175,234	3,594,214

Stock-based compensation

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $1,093,938 (2014 - $1,449,654), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the nine months ended February 28,	2015	2014

Risk-free interest rate	1.53%	1.96%
Expected life of options	4.70 years	5 years
Annualized volatility	68.85%	100%
Dividend yield	0.0%	0.0%
Exercise price	$1.36	$0.76

Fair value per share	$0.72	$0.59

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

Annualized volatility was determined by reference to historic volatility of similar entities following a comparable period in their lives.

Stock-based compensation has been allocated as follows:

For the nine months ended February 28,	2015	2014

Consulting	$414,066	$340,812
Exploration expenditures – Geological/geophysical	30,765	47,237
Investor relations	164,611	281,390
Professional fees	39,458	50,986
Wages and benefits	496,573	641,088

	$1,145,473	$1,361,513

10.	RELATED PARTY TRANSACTIONS

During the period ended February 28, 2015, the Company entered into the following transactions with related parties:

Management compensation

For the nine months ended February 28,	2015	2014

Consulting fees to CFO	$79,000	$79,000
Wages and benefits to CEO, President and COO	700,783	598,915
Directors fees (included in consulting fees)	89,000	77,274
Fees to Vice President of Corporate Communications (included in investor relations)	142,500	135,000
Professional fees to Vice President	25,680	61,000
Stock-based compensation to related parties	974,335	1,164,368

	$2,011,298	$2,115,557

As at February 28, 2015, included in accounts payable and accrued liabilities was $26,255 (May 31, 2014 – $27,462) in expenses owing to companies related to officers of the Company.

These amounts were unsecured, non-interest bearing and had no fixed terms or terms of repayment. Accordingly, fair value could not be readily determined.

The Company entered into a retainer agreement dated June 1, 2011 with Lawrence W. Talbot Law Corporation (“LWTLC”), a company with officers in common, pursuant to which LWTLC agrees to provide legal services to the Company. Pursuant to the retainer agreement, the Company agreed to pay LWTLC a minimum annual retainer of $72,000 (plus applicable taxes and disbursements). The retainer agreement may be terminated by LWTLC on reasonable notice, and by the Company on one year’s notice (or payment of one year’s retainer in lieu of notice). An officer of the Company is a director and shareholder of LWTLC. LWTLC ceased to be a related party on October 9, 2014. During the period ended February 28, 2015, the Company terminated the agreement and paid $73,830 in lieu of notice.

CORVUS GOLD INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Expressed in Canadian dollars) NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

The Company has also entered into change of control agreements with officers of the Company. In the case of termination, the officers are entitled to an amount equal to a multiple (ranging from two times to three times) of the sum of the annual base salary then payable to the officer, the aggregate amount of bonus(es) (if any) paid to the officer within the calendar year immediate preceding the Effective Date of Termination, and an amount equal to the vacation pay which would otherwise be payable for the one year period next following the Effective Date of Termination.

11.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

February 28, 2015
Capitalized acquisition costs	$-	$4,658,168	$4,658,168
Property and equipment	$3,144	$101,620	$104,764

May 31, 2014
Capitalized acquisition costs	$-	$4,045,115	$4,045,115
Property and equipment	$4,057	$93,390	$97,447

For the nine months ended February 28,	2015	2014

Net loss for the period – Canada	$(2,416,587)	$(2,455,132)
Net loss for the period – United States	(5,784,708)	(5,551,124)
Net loss for the period	$(8,201,295)	$(8,006,256)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended February 28,	2015	2014

Supplemental cash flow information
Interest paid (received)	$-	$-
Income taxes paid	$-	$-

13.	SUBSIDIARIES

Significant subsidiaries for the nine months ended February 28, 2015 and 2014 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2015	The Company’s effective interest for 2014

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended February 28, 2015, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;

•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP;

•	the Company’s estimates of the quality and quantity of the resources at its mineral properties;

•	the timing and cost of planned exploration programs of the Company and its joint venture partners (as applicable), and the timing of the receipt of results therefrom;

•	the planned use of proceeds from the Company’s private placements completed in August 2014 and February 28, 2015, from the exercises of stock options and warrants;

•	the Company’s future cash requirements;

•	general business and economic conditions;

•	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations;

•	the Company’s expectation that its joint venture partners will contribute the required expenditures, and make the required payments and share issuances (if applicable) as necessary to earn an interest in certain of the Company’s mineral properties in accordance with existing option/joint venture agreements;

•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;

•	the planned completion of and timing for an updated resource estimate for the NBP, and for the preparation of a new Preliminary Economic Evaluation (“PEA”) of the NBP;

•	the potential for the existence or location of additional high-grade veins at the NBP;

•	the potential to expand the high grade gold and silver at the Yellowjacket target, and the potential to expand the higher grade bulk tonnage at the Sierra Blanca target, at the NBP;

•	the potential for any delineation of higher grade mineralization at the NBP;

•	the potential for there to be one or more additional vein zone(s) to the west and northeast of the current Yellowjacket high grade zone;

•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;

•	the potential for the NBP mineralization system to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery; and

•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure.

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

Highlights of activities during the period and to the date of this MD&A include:

•	NBP Exploration: All assays have now been returned for the calendar year 2014 drill program. These data will form the basis for a revised resource estimate currently underway. The revised resource is expected to be published in Q2 of calendar year 2015. McClelland Laboratories is currently undertaking metallurgical testing on PQ core composites from the calendar year 2014 drilling. The NBP property has been expanded again through the addition of new Federal claims to cover more of the eastern alteration area. In addition, the Company’s lease with Kolo Corp. was expanded to cover additional private land containing the historical patented Sunflower mining claim group, in the Yellow Rose area.

•	The Company finalized a $4,500,000 non-brokered private placement. Pursuant to the financing, the Company issued 4,500,000 common shares at a price of $1.00 per share. Insider participants in the private placement include Tocqueville Asset Management L.P. and AngloGold Ashanti (USA) Exploration Inc., two of the Company's largest and long term shareholders.

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

The NBP is located in the Bullfrog Hills of northwestern Nye County, Nevada (Figure 1) and is 100% controlled by the Company. The NBP covers about 7,200 hectares of patented and unpatented mining claims in Sections 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 31, 32, 33, 34, 35, and 36 of T10S, R46E; Sections 1, 2, 3, 4, 5, 6, 10, 11, 12, 13, and 14 of T11S, R46E; Sections 30, 31 and 32 of T10S, R47E; and Sections 4, 5, 6, 7, 8, 9, 16, 17, and 18 of T11S, R47E, MDBM. The Company has a total of nine option/lease agreements in place that give us control of an aggregate of 49 patented lode mining claims (Figure 2).

Based upon a USD1300 gold price and a silver to gold price ratio of 59:1, the NBP currently has estimated mineral resources defined in six deposits: the structurally controlled Yellowjacket milling deposit and the oxidized disseminated heap leach Sierra Blanca, Jolly Jane, Air Track West, Connection and Mayflower deposits. The Yellowjacket vein-style deposit has an Indicated Mineral Resource of 3.69 Mt at an average grade of 1.03 g/t gold and 5.52 g/t silver for 122,000 contained ounces of gold and 654,000 ounces of silver and an Inferred Mineral Resource of 18.40 Mt with an average grade of 0.94 g/t gold and 6.16 g/t silver for 555,000 contained ounces of gold and 3.64M ounces of silver, both at a 0.29 g/t gold cutoff. The five oxidized disseminated heap leach deposits contain an Indicated Mineral Resource of 25.72 Mt at an average grade of 0.29 g/t gold for 240,000 contained ounces of gold and an Inferred Mineral Resource of 185.99 Mt at 0.19 g/t gold for 1,136,000 contained ounces of gold (both at a 0.1 g/t gold cut-off), with appreciable silver credits. For full details with respect to the assumptions underlying the current resource estimate detailed herein, please review the NBP Technical Report.

N
Project Area
Beatty
Gold Deposits
2 MI
Bullfrog Mine

Figure 1 Map showing the Location of the North Bullfrog Project within Nevada

2015 Federal Claim Boundary
N
Oasis Mtn
1457
Springdale
Oasis
Amargosa
River
Leased Private Land
Spring
1573
Picnic Area
Sunflower
Claims
Bullfrog Hills
Pioneer Mine
Donovan Mtn
Mayflower Mine
Mud Springs
0
1.5
3
kilometres
Crystal Springs
New Area
New Area
Sober-up
1403
1250
1500
95
GRADE

Figure 2: Property Map of the North Bullfrog Project, Blue outline shows the NBP boundary and green areas are the Leased Private Land. The BLM land position was expanded in December 2014 and the Sunflower Claims (dark green) lease was signed in March 2015.

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

Drilling at Sierra Blanca and Yellowjacket began in February 2014 and was completed for 2014 in November. During that time approximately 11,024 metres of core drilling was completed. Phase I drilling, which focused on the delineation of the West Vein and northern extension, was completed in June 2014 and Phase II, which was focused on the Josh Vein and the southern extensions, began in July. As part of Phase II, two core rigs were operated beginning in September 2014. Part of the drilling was PQ3 diameter core to collect sample material for metallurgical testing. Water samples were collected on a quarterly basis from the monitor wells and springs in the area. The latest sampling event was in March 2015. A meteorological station has been maintained and continues to collect continuous data in the NBP area.

Following the return of all results from the Phase I and II 2014 programs, the Company plans on calculating a new resource estimate for the NBP in the second calendar quarter of 2015. This new resource estimate will form the basis of an initial PEA that will incorporate the Yellowjacket discovery. The PEA is presently scheduled to be completed in the third calendar quarter of 2015. In addition, the Company is engaged in detailed metallurgical studies of the new high-grade mineralization which have to date provided very encouraging initial results. The NBP is also being advanced on a number of development fronts as well as project characterization work ahead of permitting.

A summary of expenditures for the three months ended February 28, 2015 is provided in Table 2.

Table 2: NBP Expenditures in Q3 2015

Project Labor	$ 0.140M
Drilling	0.035M
Assay Costs	0.315M
Project Studies	0.216M

Total NBP	$ 0.706M

Recent Exploration Work

Recent Drilling at the Yellowjacket Zone

During this period the Company has now received the assay results from the 18 additional drill holes and one road-cut chip-channel sample profile that were completed as part of Phase II of the 2014 drill program. This drilling helps delineate the down-dip extension of the vein and adds to the continuity to the south (Figure 3, Table 3).

The focus of recent exploration at NBP was to:

•	delineate the down dip extension of the Josh Vein system;
•	delineate the southern extensions along strike;
•	explore other untested vein targets within the greater Yellowjacket system; and
•	collect sample material for metallurgical testing.

Josh Vein Down-Dip and Infill Exploration

Holes NB-14-408, 409 and 415 were all designed to define the down-dip location of the Josh Vein structure (Figure 3). These holes show that the vein structure continues to at least 225m metres down-dip from the surface. Hole NB-14-415, with 0.9 metres of 78.90g/t gold in the hangingwall stockwork, indicates that high-grade mineralization continues to be present at these depths (Table 3).

Holes NB-14-411 (3.7 metres of 5.7g/t gold) tested the upper limits of the Josh Vein against the NW10 fault zone while hole NB-14-418 (37.7m of 4.1g/t gold and 75.4 g/t silver) was designed to fill a gap in the upper part of the vein where metallurgical sample material was needed. In hole NB-14-413 the hangingwall of the Josh Vein was faulted out but the footwall stockwork zone still returned an intercept of 4.2 metres of 5.9g/t gold.

Holes NB-14-410, 412, 414 and 416 were all designed to collect metallurgical sample material and infill the area where the vein turns to follow the NE50 Fault zone (Figure 3). Both NB-14-410 (9.9 metres of 3.2g/t gold and 124g.t silver) and NB-14-414 (22.6 metres of 4.2g/t gold and 16.2g/t silver) encountered well-defined vein and stockwork zones. Holes NB-14-412 (28.4 metres of 0.97g/t gold) and NB-14-416 (26.3 metres of 0.59g/t gold), drilled down-dip from NB-14-410 and NB-14-412 respectively, encountered well-developed quartz vein intervals but with lower grades.

Josh Vein Southern Limits

Holes NB-14-420, 423 and 424 were all drilled to test the Josh Vein structure down-dip and south of the discovery hole NB-12-138 (Figure 3). NB-14-420 (11.5 metres of 0.78g/t gold) (Table 3) encountered the vein structure approximately 30 metres below the intercept in NB-12-181 (5.3 metres of 0.59g/t gold). NB-14-424 (7.3 metres of 0.56g/t gold) was drilled approximately 30 metres along strike to the south of hole NB-12-181 and encountered a significant quartz vein but its location is offset from the projected location of the Josh Vein. In hole NB-14-423, projected to intersect the Josh Vein 30 metres below the intercept in NB-14-424, it appears that the Josh Vein is eliminated by a fault known as the Deep Gently West Dipping Fault Zone. It appears that in the southern extent of the Josh Vein, preservation is controlled by the intersection of the Liberator Fault and this deep subsurface feature.

New Mineralized Zones

In the process of drill pad construction on the top of Sierra Blanca a number of quartz veins were encountered in the road cuts. Subsequent chip-channel sampling along the road cuts confirmed that there were two mineralized vein zones yielding 7.6 metres of 0.5g/t gold and 6.1 metres of 0.79 g/t gold in sample profile SBRC-15 (Figure 3, Table 3). There results together with recent mapping along ridge at Sierra Blanca North have highlighted the potential for more vein mineralization under this ridge.

Metallurgical Sampling

Early testing has suggested that gravity concentration will play an important role in recovering the coarse gold from the Josh Vein and associated stockworks. In order to better characterize the performance of gravity concentration additional PQ core was drilled in 2014 and a total of seven metallurgical composites totaling 2700 kilograms of material have been submitted to McClelland Laboratories in Reno, Nevada for gravity separation and leaching tests. The composites were designed with grades ranging from 0.8 to 9.4 g/t gold and vein concentrations ranging from <5% to >50%. The composites range in weight from 300 to 500 kilograms and are designed to yield enough gravity concentrate mass to allow the evaluation of intensive cyanide leaching on the concentrates.

0
100
200
metres
Projected Surface Trace
Liberator Fault
Gold Note Fault
411
NW10 Fault
408
413
409
418
Josh Vein
415
NE30 Fault
Projected to Surface
412
410
416
SBRC-15
414
East Zone
NE40 Fault
181
420
138
423
NE50 Fault
407
424
NE60

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

HoleID	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
NB-14-407	69.6	95.4	25.8	0.36	1.47	Disseminated Oxide
Including	73.3	78.7	5.4	0.82	2.49	NE60 Fault
azi 90 incl -50
	141.9	147.4	5.5	0.65	2.4	NE30 HW Stockwork
	147.4	151.4	4.0	1.87	12.1	NE30 Fault
	151.4	155.0	3.6	0.42	4.3	NE30 FW Stockwork
			13.1	0.96	5.9	Fault + Stockwork
NB-14-408	186.8	204.4	17.6	0.89	2.95	JV HW Stockwork
	189.7	193.9	4.1	2.11	6.51	Including
	204.4	208.4	4.0	0.39	2.51	JV
	208.4	216.2	7.8	0.41	1.48	JV FW Stockwork
			15.9	1.3	4.6	Vein + Stockwork
azi 90 incl -74	216.2	237.1	20.9	0.81	2.3	Sulphide Stockwork
	102.1	106.1	4.0	0.37	6.0	NE30 HW Stockwork
	106.1	114.0	7.8	1.39	6.7	NE30 Fault
	114.0	126.0	12.0	0.77	5.2	NE30 FW Stockwork
			23.9	0.91	5.8	Fault + Stockwork
NB-14-409	210.3	227.0	16.7	1.74	3.17	JV HW Stockwork
	227.0	228.0	1.0	4.22	8.05	JV
	228.0	239.9	11.8	0.69	1.70	JV FW Stockwork
azi 118 incl -57			29.6	1.4	2.7	Vein + Stockwork
	128.3	132.2	4.0	1.15	53.90	JV HW Stockwork
NB-14-410	132.2	134.4	2.2	8.87	450.09	JV
	134.4	138.2	3.8	2.00	8.60	JV FW Stockwork
			9.9	3.18	124.34	Vein + Stockwork
azi 90 incl -64	149.2	150.8	1.6	13.57	3.92	FW Zone
NB-14-411	96.9	100.6	3.7	5.7	19.2	JV Fault
azi 125 incl -79
	131.5	141.7	10.2	0.50	7.83	JV HW Stockwork
NB-14-412	141.7	146.3	4.5	0.95	19.74	JV
	146.3	159.9	13.7	1.32	6.11	JV FW Stockwork
			28.4	0.97	8.90	Vein + Stockwork
	159.9	169.5	9.6	0.76	4.07	JV FW Peripheral
azi 90 incl -71	193.6	203.6	10.0	0.52	1.48	FW Min
	0.0	11.6	11.6	0.21	2.5	Disseminated Oxide
	11.6	21.4	9.8	0.50	2.9	NE30 HW Stockwork
NB-14-413	21.4	26.4	5.0	0.21	5.9	NE30 Fault
			14.8	0.40	3.9	Fault + Stockwork
	29.2	77.6	48.4	0.31	1.1	Disseminated Oxide
	77.6	78.4	0.8	0.54	2.42	JV Fault
	78.4	82.7	4.2	6.99	4.23	JV FW Stockwork
azi 163 incl -61			5.0	5.9	3.9	Vein + Stockwork
	153.3	154.1	0.8	0.53	7.27	JV HW Stockwork
NB-14-414	154.1	165.0	11.0	8.13	30.53	JV
	165.0	175.9	10.8	0.54	2.40	JV FW Stockwork
			22.6	4.22	16.20	Vein + Stockwork
azi 90 incl -63	175.9	191.1	15.2	0.49	1.27	JV FW Peripheral

HoleID	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	142.6	194.1	51.6	2.09	5.50	JV HW Stockwork
	191.4	192.3	0.9	78.90	32.00	Including
NB-14-415	194.1	195.9	1.8	1.18	24.80	JV
	195.9	197.2	1.3	0.22	6.73	JV FW Stockwork
azi 90 incl -53			54.6	2.0	6.2	Vein + Stockwork
	144.6	154.5	10.0	0.48	2.92	JV HW Stockwork
NB-14-416	154.5	161.1	6.6	0.88	17.01	JV
	161.1	170.8	9.7	0.52	6.33	JV FW Stockwork
			26.3	0.59	7.71	Vein + Stockwork
azi 79 incl -70	170.8	188.1	17.2	0.52	1.68	JV FW Peripheral
NB-14-417	66.4	84.6	18.1	0.21	0.13	Disseminated Oxide
	103.3	153.3	50.1	0.35	0.98	Disseminated Oxide
azi 90 incl -55	110.5	118.3	7.8	1.12	1.01	NE70 Fault
	64.2	65.1	0.9	30.50	255.0	HW Vein
	95.4	113.6	18.2	0.95	4.30	JV HW Stockwork
NB-14-418	113.6	128.4	14.8	9.21	179.89	JV
	113.6	118.4	4.8	21.18	197.06	Including
	128.4	133.1	4.8	0.34	23.18	JV FW Stockwork
azi 17 incl -68			37.7	4.1	75.4	Vein + Stockwork
	64.9	75.2	10.3	0.25	0.90	Disseminated Oxide
NB-14-419	75.2	81.5	6.3	0.37	1.19	NE60 Fault
	81.5	90.8	9.3	0.43	2.54	NE60 FWStkwk
azi 110 incl -50	90.8	107.6	16.8	0.25	1.99	NE60 FWPeriph
	104.2	143.5	39.3	0.28	1.53	Disseminated Oxide
	174.4	181.3	6.9	0.86	5.05	JV HW Stockwork
NB-14-420	181.3	182.9	1.6	0.32	7.06	JV
	182.9	185.8	2.9	0.83	6.46	JV FW Stockwork
azi 90 incl -61			11.5	0.78	5.69	Vein + Stockwork
NB-14-421	90.8	136.2	45.3	0.26	0.87	Disseminated Oxide
Including	111.3	124.9	13.6	0.33	0.70	Including
azi 257incl -67
NB-14-422	77.5	118.6	41.2	0.40	1.59	Disseminated Oxide
	180.8	212.8	32.0	0.61	1.19	NE60 Zone
Including	183.8	187.3	3.5	2.61	3.28
azi 70 incl -60
	100.0	101.5	1.5	0.34	1.63	NE60 HWStkwk
NB-14-423	101.5	104.6	3.1	0.87	1.72	NE60
azi 103 incl -61	104.6	107.6	3.0	0.37	1.87	NE60 FWStkwk
NB-14-424	114.6	161.6	47.0	0.24	1.63	Disseminated Oxide
azi 101 incl -45	192.8	200.2	7.3	0.56	3.99	Unnamed Quartz Vein
SBRC-15	0.0	74.7	74.7	0.36	0.68	Veined Oxide
Including	6.1	13.7	7.6	0.53	0.54	Quartz Stockwork
Including	35.0	41.2	6.1	0.79	1.42	Quartz Stockwork

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

Other Developments

Additional Claim Staking and Leases

In December 2014, an additional 56 Federal mining claims were staked and filed with the Bureau of Land Management expanding the property to the south and southeast (Figure 2). These claims extend coverage of an area of steam-heated alteration delineated by mapping in 2014.

In addition, in March 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada covering private property containing the three patented Sunflower claims, which are adjacent to the Yellowrose claims leased in 2014 (Figure 2). The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing. The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

Mr. Gary Giroux, M.Sc., P. Eng (B.C.), a consulting geological engineer employed by Giroux Consultants Ltd., has acted as a Qualified Person, as defined in NI 43-101, for the estimate of the NBP mineralization inventory contained in the NBP Technical Report and for the resource estimation contained in the LMS Technical Report. He has over 30 years of experience in all stages of mineral exploration, development and production. Mr. Giroux specializes in computer applications in ore reserve estimation, and has consulted both nationally and internationally in this field. He has authored many papers on geostatistics and ore reserve estimation and has practiced as a Geological Engineer since 1970 and provided geostatistical services to the industry since 1976. Both Mr. Giroux and Giroux Consultants Ltd. are independent of the Company under NI 43-101.

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

Results of Operations

Nine months ended February 28, 2015 Compared to Nine months ended February 28, 2014

For the nine months ended February 28, 2015, the Company had a net loss of $8,201,295 compared to a net loss of $8,006,256 in the comparative period of the prior year. Included in net loss was $1,145,473 (2014 - $1,361,513) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. The increase in loss of $195,039 in the nine month period of the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $4,440,272 incurred in the current period compared to $6,246,256 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $30,765 in the current period compared to $47,237 in the prior period.

Consulting fees increased to $609,566 (2014 - $517,836) mainly due to increased stock-based compensation charges of $414,066 during the current period compared to $340,812 in the prior period.

Insurance expenses increased to $59,819 (2014 - $39,138) mainly due to increased insurance coverage incurred during the current period as a result of the Company’s registration of its securities in the United States.

Investor relations expenses decreased to $733,262 (2014- $913,436) due to decreased stock-based compensation charges of $164,611 during the current period compared to $281,390 in the prior period. This was further decreased by $63,395 due to a combination of decreases in investor relations-related travel, advertising and marketing, and the number of personnel engaged as the Company worked on completing the financings which closed at the end of August 2014 and at the end of February 2015.

Professional fees increased to $411,616 (2014 - $329,344). While stock-based compensation charges of $39,458 during the current period were less than the $50,986 in the prior period, this decrease was offset by an increase of $19,970 in legal and accounting fees in the current period compared to the prior period as a result of the Company registering its securities in the United States and termination payment of $73,830 to a former consultant in the current period.

Regulatory expenses increased to $148,484 (2014 - $82,470) due to additional filing and listing fees incurred in the current period due to the Company’s registration of its securities in the US.

Travel expenses increased to $107,237 (2014 - $83,662) mainly due to more attendance at trade shows and conferences to offset the decrease in investor relations-related travel, advertising and marketing in the current period compared to the prior period.

Wages and benefits increased to $1,494,033 (2014 - $1,470,210). While stock-based compensation charges of $496,573 during the current period was less than the $641,088 in the prior period. This decrease was offset by an increase of $168,338 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers.

Other expense categories that reflected only moderate change period over period were administration expenses of $9,541 (2014 - $8,040), depreciation expenses of $20,697 (2014 - $14,976), office expenses of $109,561 (2014 - $105,960) and rent expenses of $71,871 (2014 – $69,916).

Other items amounted to an income of $14,664 compared to an income of $1,874,988 in the prior period. There was a gain on sale of the Company’s interest in the Terra property of $nil in the current period compared to $1,840,480 and an unrealized loss on marketable securities of $60,305 in the current period compared to $nil in the comparative period of the prior year. There was an increase in foreign exchange to a gain of $58,839 (2014 – loss of $3,949), which is the result of factors outside of the Company’s control and a decrease in interest income of $16,130 (2014 - $38,457) as a result of less investment in cashable GIC’s during the current period.

Three months ended February 28, 2015 Compared to Three months ended February 28, 2014

For the three months ended February 28, 2015, the Company had a net loss of $2,148,324 compared to a net loss of $1,087,665 in the comparative period of the prior year. Included in net loss was $328,011 (2014 - $474,832) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. The increase in loss of $1,060,659 in the three month period of the current year was due to a combination of factors discussed below.

Consulting fees increased to $235,627 (2014 - $196,134) mainly due to increased stock-based compensation charges of $148,627 during the current period compared to $121,134 in the prior period combined with an increase in consulting fees of $12,000 mainly related to fees charged for the Company’s registration of its securities in the United States.

Exploration expenditures of $648,083 incurred in the current period compared to $1,464,662 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $5,918 in the current period compared to $16,074 in the prior period.

Insurance expenses increased to $29,005 (2014 - $11,084) mainly due to increased insurance coverage incurred during the current period as a result of the Company’s registration of its securities in the United States.

Investor relations expenses decreased to $278,180 (2014 - $325,946) mainly due to decreased stock-based compensation charges of $42,774 during the current period compared to $88,519 in the prior period.

Professional fees decreased to $83,574 (2014 - $125,422) mainly due to decreased stock-based compensation charges of $9,180 during the current period compared to $18,373 in the prior period and a decrease of $32,655 in legal and accounting fees in the current period compared to the prior period. There was a decrease in accounting fees in the current period due to additional fees charged in the prior period related to the conversion to U.S. GAAP and a decrease in legal fees in the current period mainly due to the termination of the Company’s agreement with a former consultant.

Wages and benefits decreased to $674,956 (2014 - $693,672) mainly due to a decrease in stock-based compensation charges of $121,512 in the current period compared to $230,732 in the prior period. This decrease was offset by an increase of $90,504 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers.

Other expense categories that reflected only moderate change period over period were administration expenses of $3,368 (2014 - $2,921), depreciation expenses of $7,293 (2014 - $5,134), office expenses of $38,376 (2014 - $36,548), regulatory expenses of $62,791 (2014 - $53,441), rent expenses of $24,049 (2014 – $23,633) and travel expenses of $45,387 (2014 - $21,277).

Other items amounted to a loss of $17,635 compared to a gain of $1,872,209 in the prior period. There was a gain on sale of the Company’s interest in the Terra property of $nil in the current period compared to $1,840,480 and an unrealized loss on marketable securities of $16,855 in the current period compared to $nil in the comparative period of the prior year. There was an increase in foreign exchange to a loss of $6,517 (2014 – gain of $26,703), which is the result of factors outside of the Company’s control and an increase in interest income of $5,737 (2014 - $5,026) as a result of less investment in cashable GIC’s during the current period.

Liquidity and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds. To date, the Company’s ongoing operations have been financed by the sale of its equity securities by way of public offerings, private placements and the exercise of incentive stock options and share purchase warrants. The Company believes that it will be able to secure additional private placements and public financings in the future, although it cannot predict the size or pricing of any such financings. In addition, the Company can raise funds through the sale of interests in its mineral properties, although current market conditions have substantially reduced the number of potential buyers/acquirers of any such interest(s). This situation is unlikely to change until such time as the Company can develop a bankable feasibility study on one of its projects. When acquiring an interest in mineral properties through purchase or option, the Company will sometimes issue common shares to the vendor or optionee of the property as partial or full consideration for the property interest in order to conserve its cash.

The Company reported cash and cash equivalents of $6,979,295 as at February 28, 2015 compared to $3,227,970 as at May 31, 2014. The change in cash position was the net result of $13,822 used on property and equipment, $7,453,819 used for operating activities, $522,332 received from the replacement of reclamation bonds, and $10,499,283 received from both the public offering of common shares in August of 2014 and the private placement of common shares in February of 2015 (net of share issue costs) and exercise of stock options during the nine months ended February 28, 2015.

As at February 28, 2015, the Company had working capital of $6,813,061 compared to working capital of $2,986,574 as at May 31, 2014. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs, for the balance of the year ending May 31, 2015 and until December 31, 2015. The Company’s current anticipated operating expenses are $859,000 until May 31, 2015 and $5,000,000 until December 31, 2015. The Company’s anticipated monthly burn rate averages approximately $286,000 for March to May 2015, where approximately $208,000 is for administrative purposes and approximately $78,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From June to December 2015, the monthly burn rate averages approximately $714,000, of which $208,000 is for administrative purposes and approximately $506,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. The Company anticipates that it will pursue additional public or private equity financings toward the end of 2015 to raise additional funds for additional exploration at the NBP for the 2016 calendar year. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of December 2015 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP on its currently anticipated scheduling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of February 28, 2015, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of February 28, 2015, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended February 28, 2015 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Registration Statement on Form S-1/A as filed with the SEC on August 7, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All sales of unregistered equity securities during the period covered by this report were previously reported in a Current Report on Form 8-K.

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

Of the $5,989,833 in net proceeds received from the offering, the net proceeds have been used as follows:

Company Cost Center	Budget Aug 27, 2014 – Feb 28, 2015	Actual Aug 27, 2014 – Feb 28, 2015*	Variance (Budget – Actual) Aug 27, 2014 – Feb 28, 2015
Corporate
Company Administration	$1,000,000	$2,038,000	$(1,038,000)
Land & Corp Support	$250,000	$268,000	$(18,000)
Subtotal	$1,250,000	$2,306,000	$(1,056,000)
NBP Exploration
Project Labor	$498,400	$557,000	$(58,600)
Drilling	$1,479,900	$1,375,000	$104,900
Assay Costs	$820,600	$637,000	$183,600
Project Studies	$135,100	$349,000	$(213,900)
Subtotal	$2,934,000	$2,918,000	$16,000
Total	$4,184,000	$5,224,000	$(1,040,000)

*Unaudited Cost Reporting

Actual Company Administration expenditures were above the planned expenditures mainly due to additional regulatory filings related to the filing of the S-1, termination payment paid to consultant, increase in wages due to wage adjustment and increase in travel and tradeshows during the period. Actual Land & Corp Support and Project Studies expenditures are above the planned expenditures as payments scheduled for fiscal 2015 Q4 were paid in fiscal 2015 Q3. Actual Drilling and Assay Costs are below the planned expenditures as the Company drilled fewer metres than originally planned.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine month period ended February 28, 2015, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1*	Notice of Articles, dated April 13, 2010

3.2*	Articles, dated April 12, 2010

23.1	Consent of Scott W. Wilson, SME, of Metal Mining Consultants, Inc.

23.2	Consent of Gary Giroux, M.A. Sc., P. Eng. (BC), of Giroux Consultants Ltd.

23.3	Consent of Herbert Osborne, Metallurgical Eng., SME, of H. C. Osborne and Associates

23.4	Consent of Ed Hunter, P.Geo., BSc., of Hunter Geo Logic Inc

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Previously filed with the SEC as an exhibit to the Company’s DRS filing as filed with the SEC on May 12, 2014.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at February 28, 2015 and May 31, 2014, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Nine Months ended February 28, 2015 and 2014, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2015 and 2014, (iv) the Condensed Interim Consolidated Statements of Changes in Equity for the Nine Months Ended February 28, 2015 and 2014, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius

Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2015

By:	/s/ Peggy Wu

Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 9, 2015

