Form 10-K
period 2015-05-31
Corvus Gold Inc.
filed 2015-08-26
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 000-55447

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $45,548,439

As of August 24, 2015, the registrant had 80,168,928 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into this report. See Part III.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

The mineral estimates in this Annual Report on Form 10-K have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. As used in this Annual Report on Form 10-K, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Guide 7 standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

The term “mineralized material” as used in this Annual Report on Form 10-K, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC Industry Guide 7 standards. We cannot be certain that any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the NBP and the Company’s LMS Project are preliminary in nature and include “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the NBP or the LMS Project will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;

•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP;

•	the Company’s estimates of the quality and quantity of the mineral resources at its mineral properties;

•	the timing and cost of planned exploration programs of the Company and its joint venture partners (as applicable), and the timing of the receipt of results therefrom;

•	the planned use of proceeds from the Company’s private placements completed in February 2015, and from the exercises of stock options and warrants;

•	the Company’s future cash requirements;

•	general business and economic conditions;

•	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations;

•	the Company’s expectation that its joint venture partners will contribute the required expenditures, and make the required payments and share issuances (if applicable) as necessary to earn an interest in certain of the Company’s mineral properties in accordance with existing option/joint venture agreements;

•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;

•	the potential for the existence or location of additional high-grade veins at the NBP;

•	the potential to expand the high grade gold and silver at the Yellowjacket target, and the potential to expand the higher grade bulk tonnage at the Sierra Blanca target, at the NBP;

•	the potential for any delineation of higher grade mineralization at the NBP;

•	the potential for there to be one or more additional vein zone(s) to the west and northeast of the current Yellowjacket high grade zone;

•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;

•	the potential for the NBP mineralization system to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery; and

•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•	to our requirement of significant additional capital;
•	to our limited operating history;
•	to our history of losses;
•	to cost increases for our exploration and, if warranted, development projects;
•	to our properties being in the exploration stage;
•	to mineral exploration and production activities;
•	to our lack of mineral production from our properties;
•	to estimates of mineral resources;
•	to changes in mineral resource estimates;
•	to differences in United States and Canadian mineral reserve and mineral resource reporting;
•	to our exploration activities being unsuccessful;
•	to fluctuations in gold, silver and other metal prices;
•	to our ability to obtain permits and licenses for production;
•	government and environmental regulations that may increase our costs of doing business or restrict our operations;
•	proposed legislation that may significantly affect the mining industry;
•	land reclamation requirements;
•	competition in the mining industry;
•	equipment and supply shortages;
•	current and future joint ventures and partnerships;
•	our ability to attract qualified management;
•	the ability to enforce judgment against certain of our Directors;
•	currency fluctuations;
•	claims on the title to our properties;
•	surface access on our properties;
•	potential future litigation;
•	our lack of insurance covering all our operations;
•	our status as a “passive foreign investment company” under US federal tax code; and
•	the Common Shares.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

The Company’s forward-looking statements contained in this Annual Report on Form 10-K are based on the beliefs, expectations and opinions of management as of the date of this Annual Report. The Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not attribute undue certainty to or place undue reliance on forward-looking statements.

GLOSSARY OF TERMS

“Ag”	Silver

“alteration”	Changes in the chemical or mineralogical composition of a rock, generally produced by weathering or hydrothermal solutions

“Arrangement”	The corporate spin-out of Corvus from ITH by way of a plan of arrangement among ITH, the shareholders of ITH and Corvus under the BCBCA, effective August 26, 2010

“Au”	Gold

“Board”	The board of directors of Corvus

“BCBCA”	Business Corporations Act (British Columbia), Corvus’ governing statute

“Corvus Nevada”	Corvus Gold Nevada Inc., a wholly owned subsidiary of Corvus USA subsisting under the laws of Nevada

“Corvus USA”	Corvus Gold (USA) Inc., a wholly owned subsidiary of Corvus subsisting under the laws of Nevada

“Common Shares”	The Common Shares without par value in the capital stock of Corvus as the same are constituted on the date hereof

“Corvus”	Corvus Gold Inc., a company organized under the laws of British Columbia

“cut-off grade”	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate

“deposit”	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved

“Director”	A member of the Board of Directors of Corvus

“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock

“epigenetic”	Said of a mineral deposit of origin later than that of the enclosing rocks

“executive officer”	When used in relation to any issuer (including the Company) means an individual who is:

(a) a chair, vice chair or president;

(b) a vice-president in charge of a principal business unit, division or function, including sales, finance or production; or

(c) performing a policy-making function in respect of the issuer

“g/t”	Grams per metric tonne

“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock

“heap leaching”	A method of recovering minerals from ore whereby crushed rock is stacked on a non-porous liner and an appropriate chemical solution is sprayed on the top of the pile (the “heap”) and allowed to percolate down through the crushed rock, dissolving the desired minerals(s) as it does so. The chemical solution is then collected from the base of the heap and is treated to remove the dissolved mineral(s)

“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it

“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur

“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution

“ITH”	International Tower Hill Mines Ltd., a company subsisting under the laws of British Columbia

“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit

“Moz”	Million ounces

“mineral reserve”

The economically mineable part of a Measured and/or Indicated Mineral Resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of Modifying Factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which Mineral Reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. The public disclosure of a Mineral Reserve must be demonstrated by a pre-feasibility study or feasibility study. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated, and Inferred Resources and Proven and Probable Reserves above.

“mineral resource”

A mineral resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. Material of economic interest refers to diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals.  Mineral Resources are sub-divided, in order of increasing geological confidence, into Inferred, Indicated and Measured categories. The term Mineral Resource covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which Mineral Reserves may subsequently be defined by the consideration and application of Modifying Factors See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated, and Inferred Resources and Proven and Probable Reserves above.

“mineralization”	The concentration of metals and their chemical compounds within a body of rock

“modifying factors”	Considerations used to convert Mineral Resources to Mineral Reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors

“National Instrument 43-101”/ “NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”

“NBP”	The North Bullfrog Project in Nevada held by Corvus Nevada, as more particularly described under “Properties”

“NSR”	Net smelter return

“Raven Gold”	Raven Gold Alaska Inc., a wholly owned subsidiary of Corvus USA subsisting under the laws of Alaska

“SEC”	United States Securities and Exchange Commission

“SoN”	SoN Land and Water, LLC, a limited liability company subsisting under the laws of Nevada, of which Corvus Nevada is the sole member

“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau

“TSX”	Toronto Stock Exchange

“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheetlike form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin

SEC Industry Guide 7 Definitions:

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage

development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study

mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction

probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product

proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established

reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. “Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing. A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined

1 For SEC Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

2 SEC Industry Guide 7 does not require designation of a qualified person.

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "we", "us", "our", "Corvus", "Corvus Gold Inc.", the "Company" or the "Corporation" refer to Corvus Gold Inc. and its subsidiaries.

CURRENCY AND EXCHANGE RATES

All dollar amounts in this Annual Report are expressed in Canadian dollars unless otherwise indicated. The Company’s accounts are maintained in Canadian dollars and the Company’s financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “U.S. dollars”, “USD” or to “US$” are to United States dollars.

The following table sets forth the rate of exchange for the Canadian dollar, expressed in United States dollars in effect at the end of the periods indicated, the average of exchange rates in effect during such periods, and the high and low exchange rates during such periods based on the noon rate of exchange as reported by the Bank of Canada for conversion of Canadian dollars into United States dollars.

	Year Ended May 31
Canadian Dollars to U.S. Dollars	2015	2014	2013
Rate at end of period	0.8022	0.9202	0.9672
Average rate for period	0.8617	0.9379	0.9956
High for period	0.9404	0.9833	1.0299
Low for period	0.7811	0.8888	0.9599

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.404686
Feet	Metres	0.30480
Miles	Kilometres	1.609344
Tons	Tonnes	0.907185
Ounces (troy)/ton	Grams/Tonne	34.2857

1 mile = 1.609 kilometres 1 acre = 0.405 hectares 2,204.62 pounds = 1 metric ton = 1 tonne	2000 pounds (1 short ton) = 0.907 tonnes 1 ounce (troy) = 31.103 grams 1 ounce (troy)/ton = 34.2857 grams/tonne

PART I

ITEM 1. BUSINESS

General Corporate Information

We were incorporated under the BCBCA with the name “Corvus Gold Inc.” on April 13, 2010 as a wholly-owned subsidiary of ITH, with an authorized capital consisting of an unlimited number of Common Shares. Pursuant to the corporate spin-out of Corvus from ITH by way of a plan of arrangement among ITH, the shareholders of ITH and Corvus under the BCBCA, effective August 26, 2010, Corvus was spun out as a separate and independent public company, and each shareholder of ITH received one-half of a Common Share.

We are a reporting issuer in the Canadian Provinces of British Columbia, Alberta and Ontario and the Common Shares are listed for trading on the TSX under the trading symbol “KOR” and are quoted on the OTCQX under the symbol “CORVF”.

Our head office is located at Suite 2300 – 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3, and our registered and records office is located at Suite 2200, HSBC Building, 885 West Georgia Street, Vancouver, British Columbia V6C 3E8.

We are a mineral exploration company engaged in the acquisition, exploration and development of mineral properties. We currently hold or have the right to acquire interests in a number of mineral properties in Alaska and Nevada, USA, including the NBP, which is our sole material mineral property. We are in the exploration stage as our properties have not yet reached commercial production and none of our properties is beyond the preliminary exploration stage. All work presently planned by us is directed at defining mineralization and increasing understanding of the characteristics of, and economics of, that mineralization.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of May 31, 2015, being the last day of our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement (August 28, 2019).

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A (a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management's assessment of its internal controls.

•	Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Nevada and Alaska, U.S.A. We reported no material revenues during 2015 and 2014.

Intercorporate Relationships

We have four material subsidiaries:

(a)	Corvus Nevada, a corporation incorporated in Nevada on April 9, 2007, which holds all of our properties in Nevada and is 100% owned by Corvus USA;

(b)	Raven Gold, a corporation incorporated in Alaska on July 2, 2009, which holds all of our properties in Alaska and is 100% owned by Corvus USA;

(c)	SoN Land & Water, LLC, a limited liability company incorporated in Nevada on July 25, 2013, of which Corvus Nevada is the sole member; and

(d)	Corvus USA, a corporation incorporated in Nevada on February 25, 2013, which holds all of the shares of Corvus Nevada and Raven Gold and is 100% owned by Corvus.

The following corporate chart sets forth all of our material subsidiaries:

Recent History

In May 2010, the board of directors of ITH approved a proposal to undertake a spin-out transaction to segregate its then existing assets into two separate and highly focused companies. The transaction was intended to maximize value for ITH shareholders by creating Corvus as a new exploration focused company that would work to advance ITH’s existing advanced to early stage exploration properties (at that time, four in Alaska and one in Nevada) and acquire additional exploration properties of merit, while allowing ITH to concentrate on moving its Livengood advanced exploration project towards feasibility and a potential production decision.

The spin-out transaction pursuant to the Arrangement was approved by the shareholders of ITH on August 12, 2010, and the final order of the Supreme Court of British Columbia approving the plan of arrangement necessary to implement the transaction was received on August 20, 2010. The effective date of the Arrangement was August 26, 2010 and the Common Shares commenced trading on the TSX on August 30, 2010. Under the terms of the Arrangement, ITH retained all assets relating to the Livengood gold project in Alaska, together with approximately $33 million in working capital, while Corvus received all of ITH’s other existing Alaska and Nevada assets (including the shares of Corvus Nevada), together with approximately $3.3 million in working capital.

Following the completion of the Arrangement, Corvus held four advanced to early stage exploration projects in Alaska (Chisna, Terra, LMS and West Pogo) and the advanced exploration stage NBP in Nevada. Our primary focus is to leverage our exploration expertise to discover major new gold deposits. Furthermore, we intend to try and build ourselves into a non-operator gold producer with significant carried interests and royalty exposure. To meet this objective, certain of the Alaskan projects received by us in the Arrangement have been made subject to option/joint ventures. For joint ventures arranged by us subsequent to the Arrangement, we will receive not only the benefit of all exploration expenditures required to be made by such partners in order to earn their respective interests in our properties, but also any option payment(s) in cash or shares. At the present time, we do not have any such joint ventures, as Corvus sold its interest in the Terra joint venture in February, 2014 and sold its interest in the West Pogo property in July, 2015. Due to the inability of the joint venture partners in our other joint ventures to complete their earn-in obligations, the remaining two joint ventures have been terminated (Chisna, and LMS).

We also received from ITH a 100% interest in the NBP, which is Corvus’ sole material mineral property at this time and the primary focus of our exploration activities. Since the acquisition of the NBP from ITH, we have expanded the NBP by entering into additional leases of patented lode mining claims and staking additional unpatented lode mining claims.

Business Operations

Summary

We currently hold, or have rights to acquire, interests in several mineral properties (subject, in certain cases, to NSR royalties payable to the original property vendors/lessors) in Alaska (3) and Nevada (1), USA. In all cases, the Company’s objective with respect to such properties is to evaluate the potential of the property and to determine if spending additional funds is warranted (in which case, an appropriate program to advance the property to the next decision point will be formulated and, depending upon available funds, implemented by us) or not (in which case the property may be returned by us to the optionor/lessor or, in respect of properties in which we are earning an interest, be returned to the optionor thereof). Our present primary focus is on the exploration and, if warranted, development of the NBP, located 15 kilometres north of Beatty, Nevada, which we consider as our only material mineral property at this time. The progress on, and results of, the work programs on our material mineral property is set out under Part I, Item 2, Properties in this Annual Report. We continue to assess additional mineral property acquisitions but do not presently contemplate entering into any such agreements, other than in connection with the NBP.

We are in the exploration stage and do not mine, produce or sell any mineral products at this time, nor do any of our current properties (with the exception of the NBP, which has measured, indicated and inferred estimated mineral resources and the LMS Project which has an inferred mineral resource) have any known or identified mineral resources or mineral reserves. We do not propose any method of production with respect to any of our Alaskan properties at this time. With respect to the NBP, our present preliminary studies indicate that any production would be through a combination of heap leaching some of the mineralization (and treatment of the leaching solution to recover gold and silver) and processing other portions of the mineralization through a gravity concentration-cyanide leach milling process.

Availability of Raw Materials

All of the raw materials we require to carry on our business are readily available through normal supply or business contracting channels in Canada and the United States. Since commencing current operations in August 2010, we have been able to secure the appropriate personnel, equipment and supplies required to conduct our contemplated programs. As a result, we do not believe that we will experience any shortages of required personnel, equipment or supplies in the foreseeable future.

Dependence on a Few Contracts

Our business is not substantially dependent on any contract such as a contract to sell the major part of the Company’s products or services or to purchase the major part of its requirements for goods, services or raw materials, or on any franchise or license or other agreement to use a patent, formula, trade secret, process or trade name upon which its business depends. Rather, our ability to continue making the holding, assessment, lease and option payments necessary to maintain our interest in our mineral projects is of primary concern. We do not presently anticipate any difficulties in this regard in the current financial year.

Competitive Conditions

There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment and hire qualified mineral exploration personnel. We may compete with other junior mining companies for mining claims in regions adjacent to our existing claims, or in other parts of the world should we dedicate resources to doing so in the future. These companies may be better capitalized than us and we may have difficulty in expanding our holdings through the staking or acquisition of additional mining claims or other mineral tenures.

In competing for qualified mineral exploration personnel, we may be required to pay compensation or benefits relatively higher than those paid in the past, and the availability of qualified personnel may be limited in high-demand mining periods, such as was in past years when the price of gold was higher than it is now.

Government Regulation

The exploration and development of a mining prospect is subject to regulation by a number of federal and state government authorities. These include the United States Environmental Protection Agency (“EPA”) and the United States Bureau of Land Management (“BLM”) as well as the various state environmental protection agencies. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances. In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation. Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

Federal

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872, as amended, which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the BLM. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

Alaska

In Alaska, low impact, initial stage surface exploration such as stream sediment, soil and rock chip sampling do not require any permits. The State of Alaska requires an Alaska Placer Mining Application (“APMA”) exploration permit for all substantial surface disturbances such as trenching, road building and drilling. These permits are also reviewed by related state and federal agencies that can comment and require specific changes to the proposed work plans to minimize impacts on the environment. The permitting process for significant disturbances generally requires 30 days for processing and all work must be bonded. The Company understands that its joint venture partners/operators have, in the past, obtained all necessary permits with respect to their exploration activities on the Company’s properties in Alaska. Although the Company has never had, and understands that none of its joint venture partners/operators have had, an issue with the timely processing of APMA permits there can be no assurances that delays in permit approval will not occur. Due to the northern climate, exploration work in some areas of Alaska can be limited due to excessive snow cover and cold temperatures. In general, surface sampling work is limited to May through September and surface drilling from March through November, although some locations afford opportunities for year round exploration operations and others, such as wetland areas, may only be explored while frozen in the winter. Mining is conducted in a number of locations in Alaska on a year round basis, both open pit and underground.

Currently, there are no environmental regulations in Alaska that impact the Company because it is still in the exploration stage. Reclamation work, that is, work done to restore the property to its original state, is minimal because the Company’s operations (and those of its joint venture partners/operators on the Company’s Alaskan properties), have virtually no environmental impact. The required remedial environmental reclamation work typically consists of slashing underbrush so that wildlife movement is not hampered and basic re-seeding operations.

Nevada

In Nevada, as in Alaska, initial stage surface exploration does not require any permits. Notice-level exploration permits (less than 5 acres of disturbance) are required (through the BLM) for the NBP to allow for drilling. More extensive disturbance required the application for a receipt of a “Plan of Operations” from the BLM. In May 2013, Corvus obtained an amended Plan of Operations allowing 100 acres of surface disturbance in the public lands portion of the NBP, which is considered sufficient by us for our currently proposed 2015-2016 drilling and characterization program. We also applied for, and received in August 2013, a Notice of Intent for disturbance of an additional 1.3 acres outside the currently defined NBP area in order to allow us to drill water monitor wells and geotechnical soil investigations outside the NBP area. In June of 2015, the Company applied for, and received a Notice of Intent which allows an additional 2.1 acres of disturbance for exploration of the Eastern Steam-heated Alteration zone, outside of the NBP permit area. As of May 31, 2015, the Company had posted with the BLM, as security for the reclamation obligations, a Surety Bond of US$341,341. In general, exploration activities in Nevada can be carried out on a year-round basis. Mining is conducted in Nevada on a year round basis, both open pit and underground.

In Nevada, we are also required to post bonds with the State of Nevada to secure our environmental and reclamation obligations on private land, with amount of such bonds reflecting the level of rehabilitation anticipated by the then proposed activities. As at May 31, 2015, the Company had posted with Nevada Division of Minerals in the State of Nevada, as security for these reclamation obligations, a Surety Bond of US$209,070.

In June 2013, formal meetings were held with officials of both the Nevada Department of Environmental Protection (“NDEP”) and the BLM to discuss the design criteria for the environmental baseline studies that will be required to support the development of a Plan of Operation and other permit applications necessary to enable any mining at or production from the NBP. In January 2014, Corvus Nevada executed a Memorandum of Understanding (“MOU”) with the Tonopah Office of the BLM for definition of baseline characterization requirements and development of a mining plan of operations at the NBP. Characterization plans for hydro-geologic modeling studies, rock geochemical studies and biologic/wildlife studies have been developed and have been reviewed by BLM specialists. We are in the process of responding to comments and additional requirements received from the BLM with respect to such plans.

If we are successful in the future at discovering a commercially viable mineral deposit on our property interests, then if and when we commence any mineral production, we will also need to comply with laws that regulate or propose to regulate our mining activities, including the management and handling of raw materials, disposal, storage and management of hazardous and solid waste, the safety of our employees and post-mining land reclamation.

We cannot predict the impact of new or changed laws, regulations or permitting requirements, or changes in the ways that such laws, regulations or permitting requirements are enforced, interpreted or administered. Health, safety and environmental laws and regulations are complex, are subject to change and have become more stringent over time. It is possible that greater than anticipated health, safety and environmental capital expenditures or reclamation and closure expenditures will be required in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act (“CAA”), as amended, restricts the emission of air pollutants from many sources, including mining and processing activities. Any future mining operations by the Company may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The United States Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Nevada and Alaska

Other Nevada and Alaska regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Employees

As at August 24, 2015, we have 3 full time employees. Our operations are managed by our officers with oversight by the Directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

Gold Price History

The price of gold is volatile and is affected by numerous factors all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand and the political and economic conditions.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years:

Year	High	Low	Average
	US$	US$	US$
2010	1,421	1,058	1,225
2011	1,895	1,319	1,571
2012	1,792	1,540	1,669
2013	1,693	1,192	1,411
2014	1,385	1,142	1,267

Data Source: www.kitco.com

Seasonality

The NBP is not subject to material restrictions on our operations due to seasonality. However, due to the northern climate, exploration work in some areas of Alaska can be limited due to excessive snow cover and cold temperatures. In general, surface sampling work is limited to May through September and surface drilling from March through November, although some locations afford opportunities for year round exploration operations and others, such as wetland areas, may only be explored while frozen in the winter. Mining is conducted in a number of locations in Alaska on a year round basis, both open pit and underground.

Available Information

We make available, free of charge, on or through our Internet website, at www.corvusgold.com, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could materially and adversely affect our business, operating results and financial condition, as well as materially and adversely affect the value of an investment in our Common Shares. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also adversely affect our business, operating results and financial condition. We cannot assure you that we will successfully address these risks or that other unknown risks exist that may affect our business.

Risks Related To Our Company

We will require significant additional capital to fund our business plan.

We will be required to expend significant funds to determine if proven and probable mineral reserves exist at our properties, to continue exploration and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from some of these investments if we are unable to identify commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold and silver. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, caused by investments in asset-backed securities. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our potential interest in our properties.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception we have had no revenue from operations. We have no history of producing metals from any of our properties. All of our properties are exploration stage properties in various stages of exploration. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•	completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient gold/silver mineral reserves to support a commercial mining operation;

•	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

•	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

•	the availability and cost of appropriate smelting and/or refining arrangements, if required;

•	compliance with environmental and other governmental approval and permit requirements;

•	the availability of funds to finance exploration, development and construction activities, as warranted;

•	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;

•	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

•	potential shortages of mineral processing, construction and other facilities related supplies.

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

•	$(10,536,611) for the year ended May 31, 2015; and

•	$(13,117,477) for the year ended May 31, 2014.

We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generate sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the body. In addition, costs are affected by the price of commodities such as fuel, steel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

Risks Related to Mining and Exploration

All of our properties are in the exploration stage. Other than the NBP and our LMS Project, which have estimated inferred and/or measured and indicated mineral resources identified, there are no known mineral resources, and there are no known mineral reserves, on any of our other properties. There is no assurance that we can establish the existence of any mineral reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserve in a commercially exploitable quantity, the exploration component of our business could fail.

We have not established that any of our mineral properties contain any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our mineral properties do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

Exploration for and the production of minerals is highly speculative and involves much greater risk than many other businesses. Most exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

•	economically insufficient mineralized material;

•	fluctuation in production costs that make mining uneconomical;

•	labor disputes;

•	unanticipated variations in grade and other geologic problems;

•	environmental hazards;

•	water conditions;

•	difficult surface or underground conditions;

•	industrial accidents;

•	metallurgic and other processing problems;

•	mechanical and equipment performance problems;

•	failure of pit walls or dams;

•	unusual or unexpected rock formations;

•	personal injury, fire, flooding, cave-ins and landslides; and

•	decrease in the value of mineralized material due to lower gold and/or silver prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have very limited insurance to guard against some of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable, or result in additional expenses.

We have no history of producing metals from our current mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

We have no history of producing metals from our current mineral properties. We do not produce gold or silver and do not currently generate operating earnings. While we seek to move our projects into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

•	the timing and cost, which are considerable, of the construction of mining and processing facilities;

•	the ability to find sufficient gold/silver reserves to support a profitable mining operation;

•	the availability and costs of skilled labor and mining equipment;

•	compliance with environmental and other governmental approval and permit requirements;

•	the availability of funds to finance construction and development activities;

•	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants that may delay or prevent development activities; and

•	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies.

The costs, timing and complexities of mine construction and development may be increased by the remote location of some of our properties. It is common in new mining operations to experience unexpected problems and delays during construction, development and mine start-up. In addition, our management will need to be expanded. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, we cannot assure you that our activities will result in profitable mining operations or that we will successfully establish mining operations.

Estimates of mineral resources are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineral resources/reserves within the earth using statistical sampling techniques. Estimates of mineral resource/reserve on any of our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineral resources/reserves. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

As we have not completed feasibility studies on any of our properties and have not commenced actual production, mineral resource estimates may require adjustments or downward revisions. In addition, the grade ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The mineral resource estimates contained in this Annual Report have been determined based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold or silver may render portions of our mineralization and resource estimates uneconomic and result in reduced reported mineralization or adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our properties.

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Our mineral reserve and mineral resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report mineral reserves and mineral resources in accordance with Canadian requirements. These requirements are different from the practices used to report mineral reserve and mineral resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred mineral resources, which are generally not permitted in disclosure filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into reserves.

Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place, tonnage and grade without reference to unit measures.

Accordingly, information concerning descriptions of mineralization, mineral reserves and mineral resources contained in this Annual Report, or in the documents incorporated herein by reference, may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

Our exploration activities on our properties may not be commercially successful, which could lead us to abandon our plans to develop our properties and our investments in exploration.

Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold, silver and other commodity exploration is determined in part by the following factors:

•	the identification of potential mineralization based on surficial analysis;

•	availability of government-granted exploration permits;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development work.

Substantial expenditures are required to establish proven and probable mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may have an adverse effect on the market value of our securities and the ability to raise future financing.

The volatility of the price of gold could adversely affect our future operations and, if warranted, our ability to develop our properties.

The potential for profitability of our operations, the value of our properties, the market price of the Common Shares and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold and silver. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and/or silver may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold and silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

The volatility in gold prices is illustrated in the table presented under the heading “Business – Business Operations – Gold Price History” below.

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold and/or silver prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We may not be able to obtain all required permits and licenses to place any of our properties into production.

Our current and future operations, including development activities and commencement of production, if warranted, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in mineral property exploration and the development or operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits which we may require for continued exploration, development or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

•	laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

•	laws and regulations related to exports, taxes and fees;

•	labor standards and regulations related to occupational health and mine safety; and

•	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of mineral claims or other mineral tenures, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. We may be required to compensate those suffering loss or damage by reason of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

Legislation has been proposed that would significantly affect the mining industry.

Members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the United States General Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of unpatented mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

 Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

•	control dispersion of potentially deleterious effluents;

•	treat ground and surface water to drinking water standards; and

•	reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We compete with other precious metal companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop or operate additional precious metal projects.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit, or increase the cost of, production.

Joint ventures and other partnerships may expose us to risks.

We may enter into joint ventures or partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

 We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on a relatively small number of key employees, including our President, our Chief Executive Officer and our Chief Operating Officer. The loss of any officer could have an adverse effect on us. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

It may be difficult to enforce judgments or bring actions outside the United States against us and certain of our directors.

We are a Canadian corporation and certain of our Directors are neither citizens nor residents of the United States. A substantial part of the assets of several of these persons, are located outside the United States. As a result, it may be difficult or impossible for an investor:

•	to enforce in courts outside the United States judgments obtained in United States courts based upon the civil liability provisions of United States federal securities laws against these persons and the Company; or

•	to bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against these persons and the Company.

Our results of operations could be affected by currency fluctuations.

Our properties are all located in the United States and most costs associated with these properties are paid in U.S. dollars. There can be significant swings in the exchange rate between the U.S. and Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

Title to our properties may be subject to other claims, which could affect our property rights and claims.

There are risks that title to our properties may be challenged or impugned. Our current properties are located in Nevada and Alaska and may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of our properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the our properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

Several of the mineral rights to our properties consist of “unpatented” lode mining claims created and maintained in accordance with the United States General Mining Law of 1872. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the United States General Mining Law of 1872. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented lode mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

We may be unable to secure surface access or purchase required surface rights.

Although the Company acquires the rights to some or all of the minerals in the ground subject to the mineral tenures that it acquires, or has a right to acquire, in most cases it does not thereby acquire any rights to, or ownership of, the surface to the areas covered by such mineral tenures. In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities, however, the enforcement of such rights through the courts can be costly and time consuming. It is necessary to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry on mining activities, we will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase of such surface rights, and therefore we may be unable to carry out planned mining activities. In addition, in circumstances where such access is denied, or no agreement can be reached, we may need to rely on the assistance of local officials or the courts in such jurisdiction the outcomes of which cannot be predicted with any certainty. Our inability to secure surface access or purchase required surface rights could materially and adversely affect our timing, cost or overall ability to develop any mineral deposits we may locate.

Our properties and operations may be subject to litigation or other claims.

From time to time our properties or operations may be subject to disputes which may result in litigation or other legal claims. We may be required to assert or defend against these claims which will divert resources and management time from operations. The costs of these claims or adverse filings may have a material effect on our business and results of operations.

We do not currently insure against all the risks and hazards of mineral exploration, development and mining operations.

Exploration, development and mining operations involve various hazards, including environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structural cave-ins or slides, flooding, fires, metal losses and periodic interruptions due to inclement or hazardous weather conditions. These risks could result in damage to or destruction of mineral properties, facilities or other property, personal injury, environmental damage, delays in operations, increased cost of operations, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums or at all. We may elect not to insure where premium costs are disproportionate to our perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration and production activities.

Risks Related to the Common Shares

We believe that we may be a “passive foreign investment company” for the current taxable year which may result in materially adverse United States federal income tax consequences for United States investors.

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended May 31, 2015, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the shareholder makes a timely and effective "qualified electing fund" election (“QEF Election”) or a "mark-to-market" election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below under the heading “Certain United States Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

Our share price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of the Common Shares:

•	changes in the worldwide price for gold and/or silver;

•	disappointing results from our exploration efforts;

•	decline in demand for Common Shares;

•	downward revisions in securities analysts’ estimates or changes in general market conditions;

•	technological innovations by competitors or in competing technologies;

•	investor perception of our industry or our prospects; and

•	general economic trends.

In the last 12 months, the price of our stock on the TSX has ranged from a low of $0.48 to a high of $1.48. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to resell any Common Shares you acquire at a desired price.

We have never paid dividends on the Common Shares.

We have not paid dividends on the Common Shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends with respect to the Common Shares will depend on our ability to successfully develop one or more properties and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends on Common Shares will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of the Board.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per Common Share if we issue additional employee/Director/consultant options or if we sell additional Common Shares to finance our operations.

In order to further expand the Company’s operations and meet our objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale of and issuance of additional Common Shares, including, but not limited to, raising funds to explore the NBP. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we will likely also need to issue additional Common Shares to finance future acquisitions, growth and/or additional exploration programs of any or all of our projects or to acquire additional properties. We will also in the future grant to some or all of our Directors, officers, and key employees and/or consultants options to purchase Common Shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional Common Shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional Common Shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per Common Share depending on the price at which such securities are sold.

We are subject to the continued listing criteria of the TSX and our failure to satisfy these criteria may result in delisting of the Common Shares.

The Common Shares are currently listed on the TSX. In order to maintain the listing, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, the TSX may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the TSX inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the listing requirements of TSX; or if any other event occurs or any condition exists which makes continued listing on the TSX, in the opinion of the TSX, inadvisable.

If the TSX delists the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the Common Shares, reduced liquidity, decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.

The issuance of additional Common Shares may negatively impact the trading price of our securities.

We have issued Common Shares in the past and will continue to issue Common Shares to finance our activities in the future. In addition, outstanding options, warrants and broker warrants to purchase Common Shares may be exercised, resulting in the issuance of additional Common Shares. The issuance by us of additional Common Shares would result in dilution to our shareholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of the Common Shares.

 Broker-dealers may be discouraged from effecting transactions in Common Shares because they are considered a penny stock and are subject to the penny stock rules.

The Common Shares are a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than USD 5.00 per share or an exercise price of less than USD 5.00 per share, subject to certain exceptions. The Common Shares are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of USD 5,000,000 or individuals with a net worth in excess of USD 1,000,000 or annual income exceeding USD 200,000 or USD 300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Common Shares. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the Common Shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

North Bullfrog Project, Nevada

Our principal mineral property is the NBP, a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 15 km north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. The below information is in part summarized or extracted from our NI 43-101 technical report entitled “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project Bullfrog Mining District, Nye County, Nevada” and with an effective date of June 16, 2015, which was prepared for us by Scott W. Wilson, CPG, SME-RM, of Metal Mining Consultants, Inc., Stephen Batman, SME-RM of SBB Mining Solutions, LLC, Herbert Osborne, Metallurgical Eng., SME-RM, of H. C. Osborne and Associates., and William J. Pennstrom, Jr., SME-RM of Pennstrom Consulting Inc.

Property Description and Location

The NBP is located in the Bullfrog Hills of northwestern Nye County, Nevada (Figure 1). The NBP covers about 7,223 hectares of patented and unpatented mining claims in Sections 20, 21, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 11, 12, 13, and 14 of T11S, R46E; section 31 of T10S, R47E; and sections 6, 9, 15, 16, and 17 T11S, R47E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode mining claims (Figure 2).

Figure 1 Property Map showing the Location of the North Bullfrog Project

Figure 2 Property Map of the North Bullfrog Project, Blue outline shows the NBP boundary and red areas are the Leased Private Land (UTm NAD 27 Zone 11)

 Title and Ownership

Redstar Gold Joint Venture and ITH Land Purchase

Redstar Gold Corp. (“Redstar”) originally staked 213 unpatented lode mining claims and optioned 21 patented lode mining claims from six private parties in 2006. ITH optioned the original NBP land package from Redstar in 2006, creating the NBPJV. ITH added 11 patented lode mining claims (the Mayflower property) to the NBPJV in 2007 under the Greenspun lease agreement. Redstar added 12 patented lode mining claims (the Connection and adjacent properties) to the NBPJV in 2008 under the lease agreement with Lunar Landing LLC. In August 2009 ITH purchased 100% interest in the NBPJV from Redstar by paying Redstar CAD$250,000 and issuing 200,000 ITH common shares. These holdings were then transferred to Corvus during the spin out. Corvus completed an additional option lease agreement on two patented lode mining claims in the Jolly Jane area in March 2011. In May 2014, Corvus amended its existing lease agreement with Kolo Corp. to add the Yellowrose and Yellowrose No. 1 claims. In March 2015 Corvus added a second option lease agreement with Lunar Landing LLC, to lease the Sunflower, Sunflower No. 1 and Sunflower No. 2 claims for a total of nine option agreements on private land. Table 1 summarizes the obligations of the nine leases which are part of Corvus’ responsibilities on the Project.

Table 1: Summary of Lease Obligations that are part of the North Bullfrog Project

Party	Area	Claims/Acres	Next Payment		Property Taxes	NSR	Signing Date
Gregory	North Pioneer	1/8.2	$3,600		none	2%	6/16/2006
Hall	Savage	3/45.7	$8,600		none	2%	5/22/2006
Kolo Corp	Jolly Jane & Yellowrose	4/81.7	$6,000		$258	3%	5/8/2006
Milliken	Pioneer	3/24.5	$5,400		none	2%	5/8/2006
Pritchard	Pioneer	12/203.0	$20,000		none	4%	5/16/2006
Lunar Landing LLC	Connection	12/195.0	$16,200		$207	4%	10/27/2008
Lunar Landing LLC	Sunflower	3/59.2	$5,000		$180	4%	3/30/2015
Greenspun (1)	Mayflower	11/183.1	$10,000	[1]	$214	4%	12/1/2007
Sussman	Jolly Jane	2/37.4	$30,000		$113	2%	3/14/2011
Total	-	51/748.7	$104,800		$972	-	-

(1)	Plus 50,000 shares of ITH

Corvus has added an additional 808 federal unpatented lode mining claims which were staked in 2012, and added an additional 57 federal unpatented lode mining claims which were staked in late 2014.

Gregory Property (North Pioneer Area)

Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased 1 patented mineral claim. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter. The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

Hall Property (Savage Valley Area)

Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mineral claims. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009, USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

Kolo Property (Jolly Jane Area)

Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased 2 patented mining claims (Jolly Jane and ZuZu). The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009, USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 3% NSR royalty on all production from the Jolly Jane and ZuZu claims, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty).

The Kolo lease agreement was amended on May 29, 2014 to add the Yellowrose and Yellowrose No. 1 patented claims to the agreement. The term remained the same, but the amended lease includes additional Advance Minimum Royalty payments of USD 2,400 per year for years 1 and 2, increasing to USD 3,600 per year thereafter (adjusted for inflation) for the Yellowrose claims. The Lessor is entitled to receive a 3% NSR royalty on all production from the Yellowrose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

Milliken Property (Pioneer Area)

Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mining claims. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009, USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

Prichard Property (Pioneer Area)

Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased 12 patented mineral claims. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter. The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

Lunar Property (Connection Area)

Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) 12 patented mining claims. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 on signing and annual payments for the first three anniversaries of USD 10,800 and USD 16,200 for every year thereafter. Redstar has an option to purchase the property (subject to the NSR royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

Lunar Property (Sunflower Area)

Pursuant to a mining lease and option to purchase agreement made effective March 30, 2015 between Corvus Nevada and an arm’s length limited liability company, Corvus Nevada has leased (and has the option to purchase) 3 patented mining claims. The 3 ½ year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 5,000 on signing and annual payments for the three anniversaries of USD 5,000. Corvus Nevada has an option to purchase the property (subject to the NSR royalty below) for USD 300,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 500,000 per 1% (USD 2,000,000 for the entire royalty).

 Sussman Property (Jolly Jane Area)

Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution, USD 25,000 on each of March 1, 2012, 2013 and 2014, USD 30,000 on March 1, 2015 and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property

Greenspun Property (Mayflower Area)

ITH, through what is now Corvus Nevada, entered into a mining lease with option to purchase with the Greenspun Group for 183 acres of patented lode mining claims that cover much of the Mayflower prospect. The Mayflower lease requires Corvus to make payments and complete work programs as outlined in Table 2. During the term of the lease any production from the Mayflower property is subject to a sliding scale royalty, also outlined in Table 2. Corvus has the right to purchase a 100% interest in the Mayflower property for $7.5 million plus a 0.5% NSR (if gold is less than $500) or 1.0% (if gold is above $500) at any time during the term of the lease (subject to escalation for inflation if the option is exercised after the 10th year of the lease). The annual property taxes to be paid by Corvus for the Mayflower property are $214. On February 11, 2015, the Mayflower mining lease with option to purchase was amended with the addition of an anti-dilute clause applying to the ITH shares and with an increase in the annual payment to include 25,000 Common Shares.

Table 2: Summary of the Material Terms of the Mayflower/Greenspun Group Lease

Term: Five Years Beginning December 1, 2007
Five additional years with an additional five year period, plus an additional 3 year period or so long thereafter as commercial production continues

Lease Payments: Due on Each Anniversary Date of the Lease

On regulatory acceptance - US$5,000 and 25,000 ITH shares

Each of first – fourth anniversaries, US$5,000 and 20,000 ITH shares

Each of fifth – ninth anniversaries,US$10,000, 50,000 ITH shares and 25,000 Common Shares

Work Commitments: Excess Expenditures in Any Year Can Be Carried Forward, or if under Spent the Unspent Portion Paid to Greenspun Group
Years 1-3 US$100,000 each year the lease is in effect Years 4-6 US$200,000 each year the lease is in effect Years 7-10 US$300,000 each year the lease is in effect

Retained Royalty: Production Sliding Scale Net Smelter Return Based on Price of Gold Each Quarter
2% if gold is less than US$300 per ounce 3% if gold is between US$300 and US$500 per ounce 4% if gold is more than US$500 per ounce
Advance Minimum Royalty Payments (if not in commercial production by the tenth anniversary, in order to extend lease for an additional three years)
Years 11-13 US$100,000 each year the lease is in effect and commercial production has not been achieved

Purchase Option:

During first 10 years, the property can be purchased for US$7.5 million plus an 0.5% NSR (if gold is less than US$500) or 1.0% (if gold is above US$500)

After the tenth anniversary the US$7.5 million purchase price escalates by the Consumer Price Index, using the CPI immediately prior to the tenth anniversary as a base

Millman Property

On February 21, 2013 Corvus Nevada signed a purchase agreement, which was subsequently closed on March 27, 2013, for the purchase of the surface rights only to five patented lode mining claims owned by Mr. and Mrs. Gordon Millman and located east of the Mayflower Property. This ground could be used for potential overburden storage from the Mayflower deposit as well as improving access to the Mayflower Property in general. Corvus Nevada purchased the surface rights for US $160,000. Additionally, Corvus Nevada agreed to pay the Millmans a fee of US $0.02 per ton of any potential overburden storage subject to a minimum storage of 12 million short tons of material. The minimum storage fee of US $240,000 bears interest at 4.77% per annum from the closing date and is due on December 31, 2015.

Sarcobatus Property

In December 2013, SoN Land and Water LLC, wholly owned by Corvus Nevada, completed the purchase of an 160 ha fee simple parcel of land approximately 30 km north of the NBP which carries with it 1,600 acre feet of irrigation water rights within the Sarcobatus Flats water basin. The cost of the land and associated water rights was US $1,000,000. The Company has registered the purchase of water rights with the Nevada State Engineer (“NSE”) and will make application to the NSE to temporarily move the production point to the NBP, and change the application to mining. The water right requires annual renewal and has currently been extended through June 11, 2016.

Other property considerations

All of the unpatented lode mining claims are on U.S. public land administered by the BLM. These claims give Corvus the right to explore for and mine minerals which include the metals gold and silver, subject to the necessary permits. The current exploration permits from BLM and NDEP allow Corvus surface access, maintenance of roads, drilling and sampling, and a defined amount of accompanying surface disturbance. The unpatented lode mining claims require payment of yearly maintenance fees to the BLM and Nye County (recording fees) of an aggregate of $147,953 (estimated for 2015). Annual property taxes to be paid by Corvus for some of the properties under the original six Redstar leases and subsequent leases are tabulated in Table 1.

Current exploration activities are covered by a Plan of Operations (NVN-83002) with the BLM. Two exploration Plans of Operation are in place with the Nevada Department of Environmental Protection (“NDEP”) (NDEP#0280 and #0290) that fulfill the State of Nevada permitting obligations on private and public lands, respectively. Reclamation bonds, related to environmental liabilities to which the NBP is subject, are in place to cover activities on the property. Corvus’ reclamation liabilities are covered by surety bonds issued by Lexon Insurance Company in the amount of $341,341 for 103 acres of disturbance on public land with the BLM and $209,070 for 20.3 acres of disturbance on private land with NDEP.

Accessibility, Physiography, Climate and Infrastructure

The NBP is accessible as a two and one half hour (209 km, 130 mile) drive north of Las Vegas Nevada along US Highway 95. US 95 is the major transportation route between Las Vegas, Reno Nevada and Boise Idaho. Las Vegas is serviced by a major international airport. The Project lies immediately to the west of the highway. Beatty, Nevada is the closest town to the Project with a population of about 1,100 and contains most basic services. Access around the Project is by a series of reasonably good gravel and dirt roads that extend to most of the important exploration areas.

The NBP is in Western Nevada’s high desert, which receives about 15 cm of precipitation per year, mostly as modest snow fall in the winter and thunderstorms in the summer. The average daily temperature (°F) varies from a low of 40 in January to a high of 80 in July. The hills at the NBP are covered with sparse low brush including creosote, four-wing saltbush, rabbit brush and Nevada ephedra. The project is in the Basin and Range province, but the local topographic relief is only a few hundred feet. Most of the NBP area is characterized by low hills separated by modest width valleys.

Beatty, Nevada is the closest town to the NBP and contains most basic services. The nearest major supply point that would support a major mining related activity is Las Vegas, Nevada about 160 km to the southeast. There are several accessible old mine workings.

There are currently no other structures or infrastructure on the NBP. Major mining and construction equipment sales and service are readily available throughout Nevada; however, most major mining operations are located in the northern part of the state and are serviced from the cities of Reno and Elko. Human resources are readily available within the community of Beatty, which has a population of approximately 1,100 people, and historically provided a substantial portion of the workforce for the Bullfrog Mine, which operated between 1989 and 1998 as both an open pit and underground gold mining operation. Pahrump, approximately 110 km to the southeast of Beatty, is a larger community with a population of 36,000. Pahrump is a local regional center, with a hospital and emergency medical services, a college campus with technical training for industrial support and expanded service sectors.

Electrical power is provided to the immediate area of the NBP by the Valley Electric Association, Inc. (“VEA”), which is headquartered in Pahrump. A 25 kV line runs north from Beatty, NV along Highway 95. VEA began upgrading its existing electrical facilities, on the eastern portion of the NBP, in mid-2013. The upgrade has a separate circuit of 15 Mw capacity and will accommodate the presently anticipated future demand from the NBP. We anticipate that adequate power will be available for all proposed future mining operations at the project. The Company contributed US $28,500 for the line upgrade. Two electrical feeder lines run west from the main line, one to the perimeter of the NBP property to power an aggregate crushing plant operating in the southern portion of NBP and a second that traverses the property to power a centrally located microwave station and the Company’s weather station which has been installed on Corvus controlled patented mining claims near Mayflower.

Water resources for a mining project must be obtained from the ground water in the Sarcobatus Flats. There appears to be sufficient resources in the ground water basins at the project, and the Company has registered the water rights purchased in Sarcobatus with the NSE. The Company will make application to convert the water rights to a temporary mining use, and to transfer the point of extraction to the NBP. Water wells, booster stations, and pipelines would be developed to provide water to the mine, process facilities, and ancillary structures. The current plan would be to drill several wells northwest of the heap leach pad and install a fresh water line from the well fields to the process plant. The first phase of the hydrologic characterization program was completed during the 2013 drill program, which successfully identified a potential water production well site in the Sarcobatus Flats (Nevada State Water Basin 146) within the northwest portion of the NBP.

Geology and Mineralization

Geology

The NBP is within the Walker Lane structural province and the Southwestern Nevada Volcanic Field (“SWNVF”). The Project lies approximately ten kilometres west of the western margin of the middle Miocene Timber Mountain caldera complex of the SWNVF and many of the volcanic units exposed on the NBP originated from the caldera complex. However, it appears that many of the most important host rocks to the mineralization are locally derived from what is now known as the North Bullfrog Hills Volcanic Complex (“NBVC”) and are slightly older than the main ash flows erupted from the Timber Mountain Caldera. The region is underlain by Paleozoic sedimentary rocks which are the basement for the mid-Miocene tuffs and related rocks that are the hosts for most of the mineralization in the Bullfrog mining district. The region was subjected to extensional faulting which was contemporaneous with volcanism and localized sedimentary basins filled with reworked volcanic and basement debris developed as a result. Multiple episodes of extension have been documented. Most of the major fault zones have northerly strikes with normal displacement to the west. However, hanging wall antithetic faults are also present. Some of the major faults are interpreted to have listric shapes, similar to the MP fault at the Bullfrog mine, and likely sole into a district-scale detachment fault at depth. During younger periods of extension many of the older faults in the hanging walls of these listric structures have experienced significant rotation. Figure 3 is a geologic map of NBP showing target exploration and resource areas;

Figure 3 Geologic Map of NBP Showing Target and Resource Areas and Legend of Geologic Symbols

The Northern Bullfrog Hills (“NBH”) is underlain by pre-Tertiary basement rocks consisting of Precambrian to Cambrian sedimentary rocks of the Wood Canyon, Zabriskie and Carrara Formations. The basement rocks are exposed on the property in two prominent erosional windows. The pre-Tertiary windows are remnants of a basement structural high of significant relief upon which the Tertiary rocks were deposited. The basement rocks are overlain by a sequence of Miocene volcanic and lesser sedimentary rocks of the SWNVF.

 The lowermost Tertiary rocks are known as the Jolly Jane Formation and consist of a basal conglomerate overlain by a sequence of heterogeneous sedimentary rocks including mudstone, siltstone and sandstone. The basal conglomerate is a time transgressive surface lag deposit which generally contains abundant clasts of pre-Tertiary basement rocks. The type locality for this unit is known from drilling in the Jolly Jane area and consists of up to 50 metres of heterogeneous sediments which appear to have been accumulated in a structural basin prior to and during the onset of volcanism. Sandstone, silt, shale and calcareous sediments are present with both black organic-rich and hematitic intervals also present. It is common to see tuffaceous sediments in the upper portions of the sand and shale sequences. The thickness and composition of the Jolly Jane Formation is highly variable, and is interpreted to have been deposited on a Tertiary erosional unconformity of significant relief.

The Jolly Jane Formation is overlain by the Savage Formation which consists of locally-sourced lava domes, flows and associated intrusive rocks of dacitic to rhyolitic composition. The Savage Formation also includes intercalated volcaniclastic intervals (re-worked dacite) and locally carbonaceous sediments. It is rather heterogeneous in terms of the thickness and the areal distribution of individual domes, flows and epiclastic intervals. The Savage Formation is only locally mineralized.

The Pioneer Formation rhyolitic pyroclastics overlie the Savage Formation dacites. The Pioneer Formation ranges from 10 to more than 200 metres in thickness and consists of monotonous lithic lapilli tuffs. In the northern parts of the NBP these tuffs are mixed with rhyolite domes of uncertain origin, however, dating shows that the tuffs and rhyolites are essentially the same age. Epiclastic sediments found at the top of the Pioneer Formation suggest that an angular unconformity is developed between this sequence and the overlying Sierra Blanca Tuff. The Pioneer Formation is extensively altered and hosts a large portion of the disseminated gold mineralization.

The Sierra Blanca Tuff is a large rhyolitic ash flow tuff that blankets the NBP. Unlike the preceding units, which appear to have been locally derived, the Sierra Blanca Tuff probably represents a regional ash flow eruption that came from outside the NBP. The Sierra Blanca Tuff varies in thickness from <70 metres at Jolly Jane to >160 metres at North Sierra Blanca. The tuff consists of a single cooling unit and is densely welded. The densely welded nature makes the rock brittle and, as a consequence, it is the most important host for both disseminated and vein style mineralization at the NBP.

Following the deposition of the Sierra Blanca Tuff, local volcanism continued with the deposition of the Savage Dacite, another locally-sourced sequence of lava domes, flows, pyroclastics and epiclastics of primarily dacitic composition. The Savage Dacite varies greatly in both thickness and composition, characterized by alternating eruptive cycles of geochemically different dacitic magmas. The Savage Dacite is only mineralized where it is in contact with significant fault structures.

Zircon dating shows that the entire sequence from Pioneer Formation through the Savage Dacite was deposited between 16.1Ma and 14.4Ma, making it among the oldest volcanics in the region.

The 13.5Ma Crater Flat Tuff, which consists of two regionally extensive ash flow cooling units, appears to overlie the Savage Dacite at both Savage Valley and Jolly Jane but the contact is not exposed at the surface. The Crater Flat Tuffs are extensively altered at both Yellowjacket and Jolly Jane but no significant mineralization has yet been identified in these units.

The Rainbow Mountain Sequence is the most heterogeneous unit of the NBH. It consists of intercalated sequences of heterolithic and monolithic sedimentary debris flow breccias, large slide bocks derived from local volcanic and sedimentary units, as well as rhyolitic ash flows and rhyolite domes. The debris flow breccias are bedded but poorly sorted, consisting of sand- to large boulder-size clasts of predominantly volcanic rocks. Both gravity sliding and fluvial processes appear to have played a role in deposition. The volcanic debris is derived from many of the SWNVF units that are preserved as tabular ash flow tuff sheets elsewhere in the Bullfrog Hills. These include the Crater Flat Group, the Paintbrush Group and the Timber Mountain Group tuffs. The debris flow breccia deposits are largely the result of the re-working of the SWNVF units via gravity sliding and alluvial fan development around fault-bounded basement structural highs. The Debris Flow Breccia sequence represents a period of dynamic extensional faulting, scarp development and mass wasting. Massive, relatively intact blocks of monolithic breccias are interpreted as landslide megabreccia deposits that were shed off local fault scarps. Gold mineralization at Mayflower and Connection is hosted in the Rainbow Mountain Sequence. The thickness of this unit exceeds 300 metres in the Mayflower area.

Mineralization

All of the mineralization at NBP can be classified as low–sulphidation epithermal mineralization. There are at least two and possibly three distinct periods of mineralization present. Older mineralization, before 11.2 Ma, is observed at the Sierra Blanca and Jolly Jane Mineral Resource areas. A younger mineralization, 10 Ma, occurs at the Mayflower Mineral Resource area.

In both mineralization periods, there are two styles of low suphidation gold/silver mineralization; (1) high grade, fault controlled fissure veins, vein breccias and stockworks (Mayflower, Liberator, YellowJacket, Liberty and others), and (2) low grade disseminated replacement deposits (Sierra Blanca, Jolly Jane and Mayflower). The low grade, disseminated mineralization is currently the more abundant type at NBP.

1)	Sierra Blanca Mineralization

Mineralization at Sierra Blanca can be classified into six different styles:

•	Disseminated gold mineralization associated with pervasive silica adularia and sulphidation of iron (ubiquitous at Sierra Blanca );
•	Gold associated with fault controlled suphidation (NE30, NE50, NE60 Faults);
•	Gold associated with quartz veining;
•	Continuous quartz vein and associated stockworks (Josh vein at YellowJacket);
•	Localized quartz veins and stockworks (numverous zones);
•	Sulphide veining with gold and tellurium mineralization (Air Track Hill).

Pervasive disseminated mineralization occurs in the Pioneer Formation and Sierra Blanca Tuff over virtually the entire area at Sierra Blanca at 0.2-0.3 g/t gold grade. Oxidation of this mineralization extends locally to 200m and is associated with good cyanide leach metallurgical recovery. Fault hosted mineralization has been encountered in numerous locations (NS10, E30, NE40, NE50, NE60 and Savage Faults) with conststently higher gold grade (1-17 g/t) than the disseminated mineralization. Where oxidized, the fault zones respond well to cyanide leaching.

Quartz vein and stockwork mineralization occurs primarily in the YellowJacket deposit, a generally NW striking structural corridor along the eastern side of Sierra Blanca. The gold–bearing quatz vein and stockwork zones are generally gray translucent quartz with native gold and electrum, and varying amounts of acanthite or other silver sulphosalts. Metallurgical testing indicates high gold and silver recovery with cyanide leaching, both above and below the oxidation horizon.

The pervasive disseminated mineralization at Sierra Blanca and the Josh vein and stockwork mineralization at YellowJacket comprise approximately 84% of the gold resource at NBP.

2)	Jolly Jane Mineralization

Jolly Jane is located in the middle of NBP and virtually all of the geological elements common to NBP are found there. Disseminated mineralization occurs within the Sierra Blanc Tuff, which is thinner, approximately 70 m as compared to a thickness of >160 m at Siera Blanca. The mineralized Sierra Blanca Tuff is preserved a a horst between the West Jolly Jane Fault and the East Jolly Jane Fault. Gold grade is similar to Sierra Blanca disseminated mineralization with slightly lower cyanide leach recovery.

3)	Mayflower Mineralization

Younger, fracture controlled deposits at Mayflower and Pioneer were historically mined. The Mayflower Mine developed on a calcite vein and stockwork zone along a NW striking, steeply SW-dipping fault zone in silica-adularia-altered heterolithioc debris flow breccia in the Rainbow Mountain Sequence. Multiple high-grade gold areas have been identified, surrounded by low grade mineralization. Mayflower mineralization is typically 0. 4-0.5 g/t and is well oxidized with good cyanide leach recovery.

Historical Work

The NBP is in the Bullfrog Mining District. Gold was discovered at what was to become the original Bullfrog mine by Frank “Shorty” Harris and Ernest Cross on August 9, 1904. Two periods of mining activity account for the majority of production from the District. It is reported that 111,805 ounces of gold and 868,749 ounces of silver were produced between 1905 and 1921, after which there was little production until the 1980s. In early 1982 geologists from St. Joe Minerals Corporation became interested in the District. They conducted extensive exploration in the area of the Montgomery-Shoshone and Senator Stewart mines, resulting in the discovery of the Bullfrog deposit in mid-1986. Several company acquisitions resulted in Barrick Gold Corporation (“Barrick”) being the final owner of the mine. The Bullfrog mine produced gold and silver from three separate deposits including: 1) main Bullfrog (open pit and underground); 2) Montgomery-Shoshone (open pit); and 3) Bonanza Mountain (open pit). Between 1989 and 1999, it is reported that the Bullfrog mine produced 2.31 Moz of gold and 3.0 Moz of silver.

The early history of the NBP is comingled with the greater Bullfrog Mining District. The Pioneer and Mayflower were the principal mines in the northern part of the district. The Pioneer mine was most active between 1909 and 1926 with about 15,000 feet of underground workings, all being developed within 330 feet of the surface. There are no accurate production figures, but limited records suggest that head grades were about one quarter ounce of gold per ton. The Mayflower mine was probably active during the same time, but again there are no reliable production records. Underground development at Sierra Blanca, Jolly Jane, Savage Valley, and Yellowjacket also attest to historic mining and production, probably during the same period.

Modern exploration started in the early 1970s and consisted of a number of companies with focuses on different parts of the property. These programs consisted of a variety of activities including surface mapping and sampling, underground mapping and sampling, and drilling.

Between the early 1970’s and the end of the Barrick exploration in the mid-1990’s, approximately 249 rotary and reverse-circulation drill holes were drilled on the NBP.

With the downturn in gold price at the start of the 21st Century, interest in the NBP was essentially nonexistent. Redstar became attracted to the North Bullfrog area in late 2005, and started staking claims and acquiring leases on patented mining claims. In March 2007, Redstar granted ITH the right to earn an interest in the NBP and thereafter form the NBPJV. In December 2007 ITH completed a lease of the Mayflower property, which was included in the NBPJV. Following the execution of the NBPJV agreement, ITH commenced active exploration on the NBP. In October 2008, Redstar completed a lease of the Connection property, which was also included in the NBPJV. On August 4, 2009, ITH purchased Redstar’s interests in the NBP and continued the exploration program as sole owner/lessor. On August 26, 2010, ITH spun out Corvus as a separate public company in a transaction which resulted in Corvus owning Corvus Nevada, through which all interest in the NBP was held, thus resulting in Corvus indirectly acquiring all of the interest in and responsibilities for the NBP.

Recent Exploration Work

2014 Drilling Program

In 2014, Corvus drilled 48 oriented core holes totaling 12,636 metres (41,456 feet). These included 36 HQ3 holes, and 12 PQ3 holes for metallurgical samples. The 2014 program was focused on resource definition and metallurgical sampling of the YellowJacket Vein and Stockwork system. Two additional channel sample profiles were completed along new roadcuts totaling 181 metres (595 feet). The logging protocol was refined somewhat to improve the logging of vein types and abundances. The 2014 drill results have been incorporated into the revised estimates of mineralized volumes in the Sierra Blanca Disseminated and the YellowJacket Vein-Stockwork zones reported in the NI 43-101 Technical Report with an effective date of June 16, 2015. Figure 4 shows a geologic map of the Josh Vein structure and location of drill holes.

The YellowJacket vein mineralization, illustrated by the cross section in Figure 5, is structurally-controlled and occurs in distinct quartz veins and stockwork zones, as opposed to the more typical disseminated mineralization at the NBP. Significant intercepts from YellowJacket drilling between June and the end of November, 2014 are listed in Table 3 to illustrate the distribution of veins and vein stockworks encountered in this structurally controlled mineralization. Corvus uses the Reflex ACT II core orientation tool to orient all core holes, and surveys all holes to support the structural interpretation which is ongoing at this time.

Figure 4: Geologic Map of the YellowJacket Zone Showing Major Structures and Drill Holes.

Table 3: Significant 2014 Drill Intercepts from the YellowJacket Structural Zone Showing the Distribution of Higher Grade Mineralization in Structurally Related Quartz Vein and Stockwork Intervals.

HoleID and Orientation	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	98.0	116.4	18.4	0.14	0.93	Disseminated
NB-14-377	116.4	122.5	6.1	0.81	1.86	HW Peripheral
	122.5	130.0	7.5	3.16	7.99	HW Stockwork
	130.0	133.7	3.7	1.80	19.2	Josh Vein
			17.3	2.04	8.23	Vein + HW Stockwork
Az. 90	133.7	143.9	10.1	0.41	5.20	FW Stockwork
Incl. -80	143.9	152.4	8.5	0.32	5.50	FW Peripheral
	73.2	74.2	1.0	1.23	9.60	Isolated Vein
	82.2	83.4	1.2	0.57	11.0	JV HW Stockwork
NB-14-378	83.4	92.6	9.2	18.0	260	Josh Vein
	92.6	97.9	5.3	0.15	2.74	JV FW Stockwork
	97.9	105.6	7.7	0.31	1.92	JV FW Peripheral
	107.1	124.7	17.5	0.23	0.89	JV HW Peripheral
	25.2	29.3	4.1	0.16	0.94	JV HW Peripheral
NB-14-379	29.3	32.3	3.1	0.34	2.32	JV HW Stockwork
	32.3	33.5	1.1	2.35	7.77	Josh Vein
	33.5	38.0	4.6	0.21	5.71	JV FW Stockwork
Az. 90	80.9	81.1	0.2	0.05	57.5	Isolated Vein
Incl. -45	126.6	129.1	2.5	0.53	1.09	Isolated Vein
	46.3	51.4	5.1	0.43	4.9	NE50 HW Stockwork
	51.4	54.9	3.6	4.19	149.8	NE50
	54.9	63.0	8.0	0.31	10.0	NE50 FW Stockwork
			16.7	1.18	38.4	NE50 + Stockwork
	80.0	85.3	5.3	0.41	2.8	JV HW Stockwork
NB-14-380	85.3	90.0	4.8	13.81	243.3	Josh Vein
Az 90; Incl -70	90.0	92.7	2.7	1.04	4.8	JV FWStockwork
			12.7	5.57	93.5	Josh Vein + Stockwork
	113.2	114.9	1.7	0.88	1.9
	120.2	157.4	37.2	0.34	1.0	Disseminated
	157.4	165.6	8.2	0.70	1.1	Disseminated
NB-14-381	108.1	113.9	5.9	0.29	4.4	Disseminated
Az 90; Incl -45	119.1	122.8	3.7	0.51	10.0	Disseminated
	97.5	104.0	6.5	0.25	1.4	JV HW Stockwork
	104.0	108.7	4.7	4.62	33.9	Josh Vein
	108.7	116.1	7.4	1.05	1.5	JV FWStockwork
NB-14-382			18.6	1.67	9.6	JoshVein + Stockwork
Az 90; Incl -80	116.1	159.1	43.0	2.56	2.3	WV FWPeriph
Including	127.2	127.7	0.5	181.50	94.0	Single vein
	167.7	170.5	2.7	0.11	141.6	High Silver Fault Gouge
	172.5	199.1	26.6	0.50	1.1	Disseminated
	124.4	129.1	4.7	0.55	2.2	Disseminated
	138.1	150.3	12.2	0.52	1.6	JV HW Periph
	150.3	160.1	9.9	0.86	8.0	JV HW Stockwork
NB-14-383	160.1	164.9	4.7	0.40	4.0	Josh Vein
	164.9	192.5	27.6	0.43	1.6	JV FW Stockwork
Az 90; Incl -80			42.2	0.52	3.4	JoshVein + Stockwork
	103.5	114.4	10.9	0.58	5.6	JV HW Stockwork
NB-14-384	114.4	128.0	13.6	6.13	83	Josh Vein
Including	114.4	118.9	4.5	16.7	150
	128.0	134.8	6.8	0.37	1.3	JV FW Stockwork
			31.3	2.95	0.8	Josh Vein + Stockwork
Az 90 Incl -55	152.3	165.5	13.2	0.58	1.1	FW Veining
	224.8	234.1	9.3	0.46	0.8	Ended in Min

HoleID and Orientation	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	133.5	162.3	28.8	0.59	2.6	JV HWPeriph
Including	138.1	151.8	13.7	0.77	2.9
	175.7	177.7	2.0	0.61	2.3	JV HW Stockwork
NB-14-385	177.7	183.4	5.7	2.10	3.9	Josh Vein
	183.4	195.6	12.2	0.35	4.3	JV FW Stockwork
Az 90 Incl -78			19.9	0.88	4.0	Josh Vein + Stockwork
	61.0	64.2	3.2	9.43	87	A Fault Vein
NB-14-386	89.5	103.9	14.4	1.53	10	Josh Vein
Including	92.2	95.7	3.5	2.86	28
	103.9	123.3	19.4	1.49	4.0	JV FW Stockwork
			33.8	1.51	6.6	Josh Vein + Stockwork
Az 90 Incl -45	130.9	173.1	42.3	0.65	3.0	EZ Stockwork02
	176.7	220.6	44.0	0.48	1.5	EZ Stockwork01b
	153.3	170.2	17.0	0.82	4.4	JV HW Stockwork
NB-14-387	170.2	173.6	3.3	1.85	13.8	Josh Vein
	173.6	181.1	7.5	0.98	6.4	JV FW Stockwork
Az 90 incl -63			27.8	1.0	6.1	Josh Vein + Stockwork
	142.0	153.2	11.2	1.1	4.8	JV HW Stockwork
NB-14-389	153.2	161.7	8.5	6.1	33.6	Josh Vein
	161.7	166.6	4.9	1.0	1.8	JV FW Stockwork
Az 58 incl -57			24.6	2.8	14.1	Josh Vein + Stockwork
	130.8	147.0	16.2	0.58	1.72	Disseminated
	173.4	194.4	21.0	0.3	8.6	NE30
NB-14-390	194.4	198.4	4.0	0.2	7.8	JV HW Stockwork
	198.4	216.5	18.1	0.2	12.9	JV FW Stockwork
			22.1	0.2	12.0	Josh Vein Stockwork
Az 90 incl -80	223.6	229.6	6.0	0.69	2.00	Disseminated
NB-14-391	117.4	129.2	11.8	0.7	1.7	NE30
Including	129.2	142.6	13.4	6.5	40.7	JV HWStkwk
	142.6	151.0	8.4	17.3	66.3	Josh Vein
	151.0	156.3	5.3	0.7	5.8	JV FW Stockwork
			27.1	8.7	41.8	Josh Vein + Stockwork
Az 90 incl -67	204.5	228.0	23.5	0.67	0.85	Disseminated
	211.8	218.1	6.2	0.8	7.9	JV HW Stockwork
NB-14-392	218.1	219.0	0.9	12.7	58.3	Josh Vein
	219.0	221.1	2.1	0.4	1.3	JV FW Stockwork
			9.3	1.9	11.5	Josh Vein + Stockwork
Az 90 incl -45	251.1	262.4	11.3	3.32	4.14	Rhyolite Stockwork
	139.6	146.8	7.2	0.89	1.0	Disseminated
	181.6	187.2	5.6	0.82	1.1	Disseminated
	207.6	225.3	17.8	0.45	4.0	JV HW Stockwork
NB-14-393	225.3	228.3	3.0	0.66	40.5	Josh Vein
	228.3	231.6	3.3	0.25	11.2	JV FW Stockwork
Az 90 incl -51	293.5	360.1	66.7	0.46	0.9	Disseminated
	114.9	177.3	62.4	0.67	1.3	Disseminated
	242.2	253.8	11.6	0.25	5.9	NE30
NB-14-394	253.8	255.7	1.9	0.29	8.1	JV HWStkwk
	255.7	258.4	2.7	0.18	4.6	JV FWStkwk
Az 90 incl -62	286.8	322.4	35.6	0.41	1.3	Qtz Stockwork
	229.2	240.5	11.3	0.77	16.4	NE30 HWStkwk
NB-14-395	240.5	254.7	14.2	0.81	4.7	NE30
Az 69 incl -50	254.7	287.7	33.0	0.81	3.2	NW10 Fault
NB-14-396	147.6	160.9	13.4	0.41	1.2	Disseminated
	328.6	333.4	4.8	1.03	2.9	NW10 Fault
Az 66 incl -62	333.4	340.8	7.4	0.43	1.0	NW10 HW Stockwork
	40.5	44.2	3.7	0.44	5.0	Silicified Fault in Debris Flow
NB-14-397	141.5	218.7	77.2	0.35	1.5	Disseminated
	316.3	324.8	8.5	0.70	1.6	Py Veining
Az 90 incl -65	372.8	374.1	1.3	0.24	2.1	NW10 Fault

HoleID and Orientation	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	147.4	166.8	19.4	0.37	0.9	Disseminated
NB-14-398	170.8	191.8	21.0	0.42	0.7	Disseminated
	231.5	243.0	11.5	0.73	1.0	Qtz Stockwork
Az 65 incl -68	334.7	340.0	5.3	0.41	1.0	Qtz Stockwork
	112.2	115.4	3.2	0.67	4.9	JV HW Stockwork
NB-14-399	115.4	116.9	1.6	10.59	59.1	Josh Vein
	116.9	121.6	4.7	0.99	4.3	JV FW Stockwork
			9.4	2.5	13.7	Josh Vein + Stockwork
Az 90 incl -45	147.1	154.2	7.1	0.66	1.0	Qtz Stockwork
	119.7	133.7	14.0	0.4	2.2	JV HWStkwk
NB-14-400	133.7	139.3	5.6	13.9	60.1	Josh Vein
	139.3	155.6	16.3	32.6	20.3	Footwall Stockwork
including	145.0	151.7	6.7	73.5	38.4
Az 90 incl -60			35.9	17.1	19.5	Josh Vein + Stockwork
	145.7	166.8	21.1	6.9	8.0	Hangingwall Stockwork
NB-14-401	166.8	167.7	0.9	0.7	5.5	Josh Vein
	167.7	177.7	10.0	1.0	2.4	JV FWStkwk
Az 90 incl -73			32.0	4.9	6.2	Vein + Stockwork
	152.6	179.3	26.7	1.7	7.6	JV HWStkwk
NB-14-402	179.3	183.7	4.5	14.6	79.0	JV
	183.7	195.5	11.8	0.5	10.1	JV FWStkwk
Az 112 incl -46			63.2	4.2	11.9	Josh Vein + Stockwork
	129.0	130.7	1.7	145	22	Upper Stockwork
	148.6	172.6	24.0	0.4	1.8	Hangingwall Stockwork
NB-14-403	172.6	173.6	1.0	0.5	4.5	Josh Vein
	173.6	180.8	7.1	0.4	3.9	Footwall Stockwork
Az 136 incl -72			32.1	0.4	2.3	Josh Vein + Stockwork
	116.1	119.7	3.5	2.1	1.8	Upper Stockwork
	129.2	131.4	2.2	1.1	5.7	Hangingwall Stockwork
NB-14-404	131.4	134.0	2.7	0.5	19.7	Josh Vein
	134.0	137.1	3.1	8.6	14.2	Footwall Stockwork
Az 90 incl -54			7.9	3.8	13.7	Josh Vein + Stockwork
	135.8	144.5	8.7	2.4	12.3	NE30 Fault
	144.5	153.3	8.8	0.3	6.8	NE30 Footwall Stockwork
	170.2	174.7	4.4	0.4	17.3	JV HWPeriph
	174.7	179.6	5.0	2.8	26.6	Hangingwall Stockwork
NB-14-405	179.6	186.0	6.4	2.0	41.1	Josh Vein
	186.0	192.6	6.5	2.2	6.7	Footwall Stockwork
Az 90 incl -68			17.9	2.3	24.6	Josh Vein + Stockwork
	173.1	198.7	25.6	0.8	2.8	Peripheral Stockwork
	198.7	207.6	8.9	1.0	2.3	Hangingwall Stockwork
NB-14-406	207.6	217.3	9.7	1.8	4.9	Josh Vein
	217.3	224.6	7.2	0.6	2.3	Footwall Stockwork
Az 132 incl -71			25.8	1.2	3.3	Josh Vein + Stockwork
NB-14-407	69.6	95.4	25.8	0.36	1.47	Disseminated Oxide
Including	73.3	78.7	5.4	0.82	2.49	NE60 Fault
azi 90 incl -50
	141.9	147.4	5.5	0.65	2.4	NE30 HW Stockwork
	147.4	151.4	4.0	1.87	12.1	NE30 Fault
	151.4	155.0	3.6	0.42	4.3	NE30 FW Stockwork
			13.1	0.96	5.9	Fault + Stockwork
NB-14-408	186.8	204.4	17.6	0.89	2.95	JV HW Stockwork
	189.7	193.9	4.1	2.11	6.51	Including
	204.4	208.4	4.0	0.39	2.51	JV
	208.4	216.2	7.8	0.41	1.48	JV FW Stockwork
			15.9	1.3	4.6	Vein + Stockwork
azi 90 incl -74	216.2	237.1	20.9	0.81	2.3	Sulphide Stockwork

HoleID and Orientation	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	102.1	106.1	4.0	0.37	6.0	NE30 HW Stockwork
	106.1	114.0	7.8	1.39	6.7	NE30 Fault
	114.0	126.0	12.0	0.77	5.2	NE30 FW Stockwork
			23.9	0.91	5.8	Fault + Stockwork
NB-14-409	210.3	227.0	16.7	1.74	3.17	JV HW Stockwork
	227.0	228.0	1.0	4.22	8.05	JV
	228.0	239.9	11.8	0.69	1.70	JV FW Stockwork
azi 118 incl -57			29.6	1.4	2.7	Vein + Stockwork
	128.3	132.2	4.0	1.15	53.90	JV HW Stockwork
NB-14-410	132.2	134.4	2.2	8.87	450.09	JV
	134.4	138.2	3.8	2.00	8.60	JV FW Stockwork
			9.9	3.18	124.34	Vein + Stockwork
azi 90 incl -64	149.2	150.8	1.6	13.57	3.92	FW Zone
NB-14-411	96.9	100.6	3.7	5.7	19.2	JV Fault
azi 125 incl -79
	131.5	141.7	10.2	0.50	7.83	JV HW Stockwork
NB-14-412	141.7	146.3	4.5	0.95	19.74	JV
	146.3	159.9	13.7	1.32	6.11	JV FW Stockwork
			28.4	0.97	8.90	Vein + Stockwork
	159.9	169.5	9.6	0.76	4.07	JV FW Peripheral
azi 90 incl -71	193.6	203.6	10.0	0.52	1.48	FW Min
	0.0	11.6	11.6	0.21	2.5	Disseminated Oxide
	11.6	21.4	9.8	0.50	2.9	NE30 HW Stockwork
NB-14-413	21.4	26.4	5.0	0.21	5.9	NE30 Fault
			14.8	0.40	3.9	Fault + Stockwork
	29.2	77.6	48.4	0.31	1.1	Disseminated Oxide
	77.6	78.4	0.8	0.54	2.42	JV Fault
	78.4	82.7	4.2	6.99	4.23	JV FW Stockwork
azi 163 incl -61			5.0	5.9	3.9	Vein + Stockwork
	153.3	154.1	0.8	0.53	7.27	JV HW Stockwork
NB-14-414	154.1	165.0	11.0	8.13	30.53	JV
	165.0	175.9	10.8	0.54	2.40	JV FW Stockwork
			22.6	4.22	16.20	Vein + Stockwork
azi 90 incl -63	175.9	191.1	15.2	0.49	1.27	JV FW Peripheral
	142.6	194.1	51.6	2.09	5.50	JV HW Stockwork
	191.4	192.3	0.9	78.90	32.00	Including
NB-14-415	194.1	195.9	1.8	1.18	24.80	JV
	195.9	197.2	1.3	0.22	6.73	JV FW Stockwork
azi 90 incl -53			54.6	2.0	6.2	Vein + Stockwork
	144.6	154.5	10.0	0.48	2.92	JV HW Stockwork
NB-14-416	154.5	161.1	6.6	0.88	17.01	JV
	161.1	170.8	9.7	0.52	6.33	JV FW Stockwork
			26.3	0.59	7.71	Vein + Stockwork
azi 79 incl -70	170.8	188.1	17.2	0.52	1.68	JV FW Peripheral
NB-14-417	66.4	84.6	18.1	0.21	0.13	Disseminated Oxide
	103.3	153.3	50.1	0.35	0.98	Disseminated Oxide
azi 90 incl -55	110.5	118.3	7.8	1.12	1.01	NE70 Fault
	64.2	65.1	0.9	30.50	255.0	HW Vein
	95.4	113.6	18.2	0.95	4.30	JV HW Stockwork
NB-14-418	113.6	128.4	14.8	9.21	179.89	JV
	113.6	118.4	4.8	21.18	197.06	Including
	128.4	133.1	4.8	0.34	23.18	JV FW Stockwork
azi 17 incl -68			37.7	4.1	75.4	Vein + Stockwork
	64.9	75.2	10.3	0.25	0.90	Disseminated Oxide
NB-14-419	75.2	81.5	6.3	0.37	1.19	NE60 Fault
	81.5	90.8	9.3	0.43	2.54	NE60 FWStkwk
azi 110 incl -50	90.8	107.6	16.8	0.25	1.99	NE60 FWPeriph

HoleID and Orientation	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	104.2	143.5	39.3	0.28	1.53	Disseminated Oxide
	174.4	181.3	6.9	0.86	5.05	JV HW Stockwork
NB-14-420	181.3	182.9	1.6	0.32	7.06	JV
	182.9	185.8	2.9	0.83	6.46	JV FW Stockwork
azi 90 incl -61			11.5	0.78	5.69	Vein + Stockwork
NB-14-421	90.8	136.2	45.3	0.26	0.87	Disseminated Oxide
Including	111.3	124.9	13.6	0.33	0.70	Including
azi 257incl -67
NB-14-422	77.5	118.6	41.2	0.40	1.59	Disseminated Oxide
	180.8	212.8	32.0	0.61	1.19	NE70 Zone
Including	183.8	187.3	3.5	2.61	3.28
azi 70 incl -60
	100.0	101.5	1.5	0.34	1.63	NE60 HWStkwk
NB-14-423	101.5	104.6	3.1	0.87	1.72	NE60
azi 103 incl -61	104.6	107.6	3.0	0.37	1.87	NE60 FWStkwk
NB-14-424	114.6	161.6	47.0	0.24	1.63	Disseminated Oxide
azi 101 incl -45	192.8	200.2	7.3	0.56	3.99	Unnamed Quartz Vein
SBRC-15	0.0	74.7	74.7	0.36	0.68	Veined Oxide
Including	6.1	13.7	7.6	0.53	0.54	Quartz Stockwork
Including	35.0	41.2	6.1	0.79	1.42	Quartz Stockwork

Figure 5: Geologic Cross Section Through YellowJacket

2015 Drilling Program

On April 23, 2015 we began our 2015 core drill program at the NBP. Phase 1 drill plans called for initial testing of 5 targets including three near the Yellowjacket/Sierra Blanca area and two in the newly defined Eastern Steam-heated Zone.

Figure 6: North Bullfrog 2015 exploration target map with target areas numbered in order of priority

Mapping and Geophyics for Target Identification in the Eastern Steam-heated Zone

In the Eastern Steam-heated Zone, new geologic mapping, age dating and rock sampling completed in 2014, has defined a series of high priority exploration targets. An additional 57 NB-claims were staked in late 2014, extending the NBP claim block to the southeast over newly identified areas exhibiting steam-heated alteration. In early 2015, a gravity survey was conducted over the Eastern Steam-heated zone in order to define possible structures beneath the extensive alteration zone which covers approximately 142 kilometres (see Figure 3). The gravity data modeled in conjunction with the detailed surface mapping has defined an NNW trending structural corridor that is over 5 km long and 2 km wide representing by far the largest altered and mineralized structural zone on the property and which remains essentially untested. Drill testing of these new large target areas began in the 2015 exploration program.

Several new target areas have been identified at the Eastern Steam-heated zone of the NBP, all of which are associated with shallow-level hydrothermal alteration including steam-heated opal-kaolinite-alunite assemblages and paleo-groundwater table silica accumulation. These target areas include Alunite Hill, Spicerite, Vinegaroon, Cat Hill, Yellow Rose, Sinter, Burro, Road Fault, Powerline and Bailey’s in order of priority (Figure 3).

A hypogene vein alunite sample from the Vinegaroon target area has yielded an Ar-Ar date of 9.5 Ma. This date, combined with a published date of 10.2 Ma from alunite at Bailey’s Hot Springs indicates that the Eastern Steam-heated Zone is of similar age to the Mayflower and main Bullfrog deposits. Based on field evidence, the current interpretation is that the steam-heated alteration has largely been eroded away. The currently exposed level low-temperature silica accumulation generally defines the paleo-groundwater table, and forms a flat tabular body across much of the Eastern Steam-heated Zone. The steam heated alteration zone and paleo-groundwater table silica are largely barren of metals as would be expected at this level of erosion over a productive vein system. The target concept is to test for high-grade veins in the boiling zone below the steam-heated alteration and paleo-groundwater table. The depth of paleo-boiling has been identified in the Spicerite target of the Eastern Steam-heated Zone, with boiling and vein development at approximately 100 metres below the surface. Further testing of targets will focus on productive depths of 100-300 meters deep.

The Alunite Hill target is currently the most prospective target in the Eastern Steam-heated Zone. The target is the NW-trending Alunite Hill Fault, which hosts a quartz vein/stockwork zone up to 1 metre wide and 700 meters long. The Alunite Hill fault/vein yields gold and silver values up to 0.746 ppm Au and 13 ppm Ag. The vein also locally exhibits boiling textures (quartz replacing early bladed calcite), suggesting the present level of exposure is the upper portion of the paleo-boiling zone.

The Spicerite target area hosts at least three through-going NNW-trending, down-to-the-west normal faults that control steam-heated alteration. A fourth through-going fault is down-to-the-east, and forms the Spicerite Graben. The graben has been filled with largely non-steam-heated debris flow volcanic breccia, but contains cobbles and boulders of steam-heated rocks suggesting a very dynamic period of faulting, erosion and hydrothermal alteration between 9.5-10.2 Ma. It is hypothesized that the graben fill is concealing a primary vein target at depth.

The Vinegaroon target area is a large east-west trending structural corridor defined by the Vinegaroon Fault Zone, which separates volcanic rocks and debris flows (north or hanging wall side) from Paleozoic basement rocks to the south. The Vinegaroon Fault Zone can be mapped or inferred from the gravity data for over four kilometers of strike length from the Road Fault on the west to the Sinter target area on the east. Silicified ribs along or within the hanging wall of the Vinegaroon Fault contain anomalous gold values up to 1 ppm. The intersection between the Vinegaroon Fault and the Alunite Hill Fault is a primary target. Other targets include several NNW to NW-trending faults exhibiting anomalous gold in silicified ribs in the hanging wall of the Vinegaroon Fault.

Initial 2015 Drill Results

Initial results from the first of multiple outlined priority targets from phase one of our 2015 drill program were announced on July 9, 2015. The initial two core drill holes intersected the targeted Sierra Blanca NE trending structural zone that hosts productive stockwork veining.

Table 4: Stockwork Vein Intercepts* from North Sierra Blanca Target

(Reported drill intercepts are not true widths.  At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

Hole ID	From (m)	To (m)	Length (m)	Au (g/t)	Ag (g/t)	Comment
NB-15-425	47.54	51.65	4.11	1.30	2.74	NE30 Target
NB-15-426	154.84	158.53	3.69	1.31	1.52	NE30 Target

* stockwork veining is defined as the intervals vein density of >5% and a cutoff grade of 1.0 g/t gold

NB-15-425 was targeted on a series of NE-trending, moderate to steeply west-dipping structures that control alteration and quartz stockwork veining on the northwest side of the Sierra Blanca deposit and possibly the western counterpart for the YellowJacket Vein system. The Sierra Blanca deposit was originally drilled out with vertical holes. Identifying steeply dipping feeder veins similar to the YellowJacket discovered on the east side or others that could be internal or west of the deposit will be the target in the subsequent drill program. Follow-up logging after the YellowJacket discovery revealed that several of these vertical RC holes in the northern part of the Sierra Blanca deposit encountered broad intervals of low grade mineralization and northeast trending quartz stockwork veining. Hole NB-15-425 targeted a broad quartz-adularia alteration zone between the NE30 and NE40 faults at elevations equivalent to the high-grade zone in the adjacent YellowJacket Vein deposit. The upper part of hole NB-15-425 encountered 4.1 metres at 1.3 g/t Au oxide mineralization in the Savage Valley dacite on a splay of the NE30 fault zone. These grades in upper level stockwork veining hosted in dacite are consistent with those returned from the upper parts for a YellowJacket type system and follow up drilling will target this structural zone deeper to assess if the system broadens at depth. This hole continued down through broad intervals of low grade mineralization in the Pioneer Formation. Strong quartz-adularia-illite alteration and quartz stockwork veining is abundant in the Pioneer Formation throughout the hole, but no other zones of significant grade were encountered.

NB-15-426 also targeted a series of NE-trending, moderate to steeply west-dipping structures associated with the NE30 fault zone approximately 400 metres NE of hole 425. This area of the Sierra Blanca deposit has returned a number of vertical RC drill intercepts of higher gold and silver values as well as anomalous copper indicative of the more productive parts of the YellowJacket system. The target concept, like that for hole 425, is the NE30 fault zone bounding the west side of the Sierra Blanca deposit which could be an analog to the YellowJacket high-grade zone on the east side. Hole NB-15-426 intersected 3.7 metres at 1.31 g/t Au, within a broader interval of 63.53 metres at 0.52 g/t, all within the Sierra Blanca Tuff. This mineralized stockwork interval exhibits a similar vein paragenesis to the Yellowjacket Vein, suggesting the interval is in close proximity to a productive high-grade vein. NB-15-426 was lost in a mineralized fault zone before reaching completion depth and will be followed up.

Mineral Resources

North Bullfrog Project Resource Estimate

A mineral resource estimate for the NBP, effective as at June 16, 2015, has been prepared as part of the updated Technical Report. The basis for the mineral resource estimates at the NBP are geologic models developed by Corvus’ geologists. Geologic logs, alteration and geochemical data were used to define the mineralized zones, and were the limiting factor for gold distribution for the resource estimations. Both Ordinary Kriging and Inverse Distance calculations were used to develop block models of gold and silver mineralization at several cut-off grades (“COG”). The mineral resource is subdivided according to the specific processing requirements of the different types of mineralization, and consists of higher grade mineralization within the Yellowjacket Zone, which would require mill circuit with gravity concentration and cyanide leaching of the concentrate and gravity tail, and lower grade, oxidized disseminated mineralization from the Sierra Blanca, Jolly Jane and Mayflower areas, which would be suitable for run-of-mine heap leach processing. The estimated mineral resource is summarized in Table 5, where it has been estimated as the portion of mineralization with reasonable prospects for extraction defined by Whittle® analysis of the resource block models. The Whittle® software defined an open pit mining shell at a gold price of US $1,200/oz, economic parameters typical of Nevada open pit mines and metallurgical recoveries indicated by NBP testing data received to date. The estimated mineral resource is defined by mineralization falling within the open pit mining shell which would be processed and is listed in Table 5.

Table 5: Measured, Indicated, and Inferred Mineral Resource Estimate for the North Bullfrog Project Defined by

Whittle TM pit volumes, including both the YellowJacket Vein/Stockwork and Disseminated Oxide Mineralization at $1,200 Gold Price

		Yellowjacket (milling)				Disseminated (heap leach)				Total
WhittleTM Pit Gold Price*	Resources Category	Cutoff** (Gold g/t)	Tonnes (Mt)	Gold (g/t)	Silver (g/t)	Cutoff** (Gold g/t)	Tonnes (Mt)	Gold (g/t)	Silver (g/t)	Strip Ratio	Contained Au kozs	Contained Ag kozs
	Measured		3.86	2.55	19.70		0.30	0.25	2.76		318.9	2,471.5
	Indicated		1.81	1.53	10.20		22.86	0.30	0.43		308.9	911.1
$1,200	Total M & I	0.52	5.67	2.22	16.67	0.15	23.15	0.30	0.46	0.70	627.7	3,382.6
	Inferred		1.48	0.83	4.26		176.35	0.19	0.67		1,132.2	4,005.0

* - Analysis assumes a fixed ratio of the gold to silver prices of 73.7

**-Breakeven grade derived from Whittle input parameters at US$1,200/oz gold price and Gold:Silver price ratio of 73.7

***- See Cautionary Note to US Investors below

****-The Mineral Resources above are effective as of June 16, 2015.

*****-Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.

****** - Mr. Scott E. Wilson is the QP responsible for reviewing and approving the Mineral Resource Estimate contained herein.

Cautionary Note to US Investors: The terms Measured, Indicated Resource and Inferred Resource as described in Table 5 above are as defined in Canadian National Instrument 43-101. These terms are not defined under SEC Industry Guide 7 and are not recognized by the SEC. These estimated mineral resources are not SEC Industry Guide 7 proven and probable reserves. See “Cautionary Note to US Investors Regarding Mineral Reserve and Resource Estimates” above.

Metallurgical Testing of Gravity Concentration with Cyanide Leaching of the Gravity Tail – YellowJacket Samples

Metallurgical testing of combined gravity concentration with cyanide leaching of the gravity tail was performed for two different sets of composite samples representing Josh vein and vein stockwork materials for the YellowJacket zone. The YJ PQ composites represented vein and stockwork materials from above the oxidation horizon, and a second set, YJ JV samples, were used to create composites representing Josh vein and stockwork materials from below oxidation. The testing included E-GRG tests to provide a basis to predict the optimum grind size for gravity recovery and to simulate performance of a gravity concentrator at mill scale. The feed samples were ground to 80% passing -212μm (-65 mesh) then processed through a KnelsonTM concentrator. For the YJ PQ composites, the gravity recoverable gold from the concentrate was determined, and the gravity tail material was processed in a 96-hour Bottle Roll Test (BRT) to measure tail recoverable gold. Table 6 lists the combined gravity and tail CN recovery in the YJ PQ composites for gold and silver.

Table 6: Summary of Gravity Concentration with CN Leaching of Tail Materials Tests for the YJ PQ Composites from YellowJacket

Composite	Material	Feed Size (P80)	Au rec. (%)	Ag rec. (%)	CN cons. (kg/tonne)	Lime Added (kg/tonne)
YJPQ 01	Vein	-150μm	93.7	75.0	0.26	2.1
		-75μm	95.6	78.2	0.15	1.4
YJPQ02	Stockwork	-150μm	94.8	76.9	0.14	1.7
		-75μm	95.6	80.8	0.17	1.6
YJPQ03	Stockwork	-150μm	88.2	71.1	0.10	1.4
		-75μm	93.3	77.1	0.13	1.5
YJPQ04	Stockwork	-150μm	72.8	64.2	0.15	1.4
		-75μm	74.1	68.2	0.12	2.0

The YJ JV samples were batch processed through the gravity concentrator with a nominal 0.3 % mass pull to the concentrate. The concentrate was then re-ground to 80% -45μm (-325 mesh) and intensively CN leached. The leached concentrate was combined with the gravity tail product which was ground to 80% -150μm and -75μm and then leached. The combined gravity recovery and tail recovery are listed in Table 7.

Table 7: Summary of Gravity Concentration with intense CN Leaching of Concentrate and CN Leaching of Tail Materials for the YJ JV Composites from YellowJacket

Composite	Material	Feed Size (P80)	Au rec. (%)	Ag rec. (%)	CN cons. (kg/tonne)	Lime Added (kg/tonne)
YJ JV	JV + Stockwork	-150μm	86.1	66.4	0.22	0.7
		-75μm	88.6	69.7	0.23	1.1
YJ JV	Stockwork	-150μm	77.3	64.2	0.15	1.0
		-75μm	77.6	64.7	0.11	1.2

Samples of the gravity concentrate from the seven YJ JV samples, used to create the two master composites, were submitted for QUEMSCAN analysis to better characterize the gold occurrence. The analysis indicated that approximately half of the concentrate was sulphide, which was expected because the samples were selected below the oxidation horizon. In general, 95% of the gold occurred as liberated particles or gold adhesion binaries with exposed surfaces, suitable for relatively high metal recovery. These mineralogical characterizations were consistent with the high gold and silver recoveries observed in the metallurgical testing of the YellowJacket mineralization.

Preliminary Economic Assessment

The Preliminary Economic Assessment (“PEA”) performed for the Technical Report, assumes development of a conventional drill and blast, surface mine using haul trucks and front end loaders, milling of higher grade mineralization with gravity-cyanide leaching, of the YellowJacket mineral resource, and heap leach processing of low grade mineralized material from the Sierra Blanca, Jolly Jane, and Mayflower mineral resources. Mineralized material from the YellowJacket vein and stockwork mineral resource would be delivered to a processing plant incorporating a gravity concentration circuit with intense cyanide leaching of the gravity concentrate followed by cyanide leaching of the gravity tail product. Tail materials would be stored in a conventional, lined tailing storage facility (TSF). Lower grade disseminated mineralization would be processed by heap leaching of run of mine (ROM) material. Ultra-high intensity blasting would be performed to minimize particle size for enhanced heap leach recoveries and would allow transport and stacking on a heap leach pad using a feeder/conveyor/stacker system. Gold and Silver in leachate solutions would be recovered from carbon from both processes and a doré would be produced in a refinery located in the Mill. Summary results for the PEA are listed in Table 8. Sensitivity of the projected financial performance of the North Bullfrog project to gold price is listed around the Base Case assumption of a constant gold price of US $1,200 per ounce in Table 9.

The PEA uses gold and silver recoveries for a gravity-cyanide leach mill that are estimated from two sets of metallurgical composite samples developed from PQ core materials generated in YellowJacket drilling programs during 2013 and 2014. Gravity concentrate samples were developed using a KnelsonTM concentrator. The KnelsonTM feed was ground to P80 -0.21mm (-65 mesh). The produced gravity concentrate was then re-ground to P80 -0.044mm (-325 mesh), and subjected to intense cyanide leaching. The leached concentrate was then re-combined with the gravity tail product and ground to P80 -0.074mm (-200 mesh) before the final cyanide leach to maximize gold and silver recovery. Average recoveries of 86.8% for gold and 71.4% for silver were assumed for the mill process plant.

Heap leach metallurgical recovery estimates are based on column leach testing data for composite samples constructed from Mayflower, Jolly Jane, and Sierra Blanca 2012 PQ core drilling. A total of 23 column leach tests have been run at McClelland Laboratories at a particle size of 80% passing -19 mm (-3/4 inch) for the four resource areas. The process recovery assumptions reflect consideration of particle size resulting from ultra-high intensity blasting with a particle size of P80 -84mm (-3.3 inch), similar to a primary crushing product, scaling for the effects of vertical lift heights of > 10m (30 ft) and a leach time of 1000 days. The leach pad production model predicts an average gold recovery of 74%, and an average silver recovery of 6% of the fire assay grade.

A summary of the PEA results for the base case gold price assumption of US $1,200 is listed in Table 9. Table 10 lists Key Physical data from the project concept and production plan. Working capital and initial fills, which are recovered at the end of year 1 and at the end of the project respectively, were estimated to be US $16.4 M. Operating costs included in the PEA were based on mining, processing, administration and reclamation, and are listed in Table 11, where they are normalized to process tonnage and recovered gold ounces. Total LOM cash operating costs are projected to be US $635 / produced Au oz and LOM capital cost (adjusted for recovery of pre-strip mining, working capital recovery and initial fills recovery) was estimated to be an additional US $206 / produced Au oz.

The Company cautions that the PEA is preliminary in nature, and is based on technical and economic assumptions which will be further evaluated in more advanced studies. The PEA is based on the North Bullfrog resource model (as at June 16, 2015) which consists of material in the measured, indicated and inferred classifications. Inferred mineral resources are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. The current basis of project information is not sufficient to convert the mineral resources to mineral reserves, and mineral resources that are not mineral reserves do not have demonstrated economic viability. Accordingly, there can be no certainty that the results estimated in this PEA will be realized. The PEA results are only intended as an initial, first-pass review of the potential project economics based on preliminary information. The PEA is not an SEC Industry Guide 7 compliant feasibility study and is not sufficient to support proven or probable reserves under SEC Industry Guide 7.

Table 8: North Bullfrog Project - PEA Summary Results
(values in 2015 US$ based on $1,200 gold price, mining recoverable resources defined by pit shells and 0.52 g/t gold mill breakeven grade and 0.15 g/t gold heap leach breakeven grade)

Parameter	Summary Data
Mineral resource - Measured Au and Ag	4.04 M t at 2.43 g/t Au for 316.2 kozs and at 18.89 g/t Ag for 2.46 Mozs
Mineral resource - Indicated Au and Ag	22.14 M t at 0.41 g/t Au for 289.6 kozs and at 1.18 g/t Ag for 0.84 Mozs
Mineral resource - Inferred Au and Ag	137.09 M t at 0.21 g/t Au for 926.2 kozs and at 0.75 g/t Ag for 3.32 Mozs
Pre-Tax Total Cash Flow; IRR at US$1,200* per Au oz	US$479 M; 53%
Post-Tax NPV(5%) ; IRR at US$1,200* per Au oz	US$246 M; 38%
Overall Strip Ratio	0.6 to 1 (overburden to mined mineral resource)
Average Annual Gold Production Years 1-6*	154 k Au Eq oz/year
Average Annual Gold Production Years 7-10*	69 k Au Eq oz/year
Average Gold Recovery - Mill	86.8%
Average Gold Recovery – Heap Leach	73.9%
Average Cash Cost	US$635/Au oz
Average Silver Recovery - Mill	71.4%
Average Silver Recovery – Heap Leach	6%
Average Total Mining Rate	69.7 k tonne/day
Average Mineralized Material Mining Rate	44.4 k tonne/day

* - Silver:Gold price ratio = 73.7

Table 9: Base Case Gold Price Sensitivity Analysis – North Bullfrog Project
(cash basis, all values in constant 2015 US$)

Gold Price ($/Oz)	Pre-Tax Total Cash Flow ($M)	NPV5% ($M) Post- Tax*	IRR (%)	Payback (yrs)
$1,000	234.7	$102.9	20.5	3.0
$1,100	356.7	$174.9	29.6	2.5
$1,200	478.7	$245.9	37.9	2.2
$1,300	600.8	$317.4	45.8	1.9
$1,400	722.8	$387.6	53.2	1.8

* - considers production royalties, Nevada mineral net proceeds and US Federal Income Tax

Table 10: PEA Key Physical Data - North Bullfrog Mill & Heap Leach Project

Key Physical Data	Units	Value
Heap Leach Feed Mined	M tonnes	156.8
Mill Feed Mined	M tonnes	7.1
Overburden Mined	M tonnes	95.8
Total Material Mined	M tonnes	259.7
Mine Life*	Years	10
Contained Gold	Mozs	1.53
Recovered Gold	Mozs	1.19
Contained Silver	Mozs	6.61
Recovered Silver	Mozs	2.49
Average Strip Ratio	Overburden/Process Feed	0.60
Average Diluted Gold Grade Heap Leach	g/t	0.22
Average Diluted Gold Grade Mill	g/t	1.92
Average Gold Recovery	%	78%
Annual Process Feed Mined	M tonnes/yr	16.2
Average Annual Gold Produced	Au kozs/yr	117.0

*-excludes leach pad rinse period at end of mine

Table 11: Operating Costs - North Bullfrog Mill & Heap Leach Project (Constant 2015 US$)

Cost	Cost per Process tonne ($/tonne)	Cost/Recovered Gold Oz ($/Oz)
Mining	$2.41	$332
Processing	$1.65	$227
Administration	$0.43	$60
Reclamation	$0.12	$17
Total Operating Cost	$4.62	$635

Estimated capital costs are listed in Table 12, where they are divided between initial and sustaining capital. The initial capital is estimated to be US $175.4M which includes equipment and construction, EPCM and Contingency. Sustaining capital includes leach pad expansions, mobile equipment purchases and rebuilds. Life of mine sustaining capital is estimated to be US $83.3 M.

Table 12: PEA Initial Capital Estimate - North Bullfrog Project

Capital Area	Estimated Capital Cost (US $M)
Initial Capital	$129.8	M
EPCM	$19.1	M
Contingency	$26.5	M
Total Initial Capital Cost	$175.4	M

Sustaining Capital	83.3	M
Total LOM Capital Cost	258.7	M

Scheduled resource and mining geometries for the PEA were defined by Lerch Grossman optimization using a US $900 gold price, current prevailing mining costs, and the latest metallurgical data for the project.

Proposed Activities

The PEA results, for the combined mill and heap leach configuration, indicate the substantial impact on the potential project performance of the higher grade vein and vein stockwork mineralization. Therefore it is recommended that future exploration should focus on the identification of other structural related mineralization. These recommended activities for an initial phase are:

•	Drill structures identified in the Eastern Steam-heated Alteration Zone
•	Explore Structural Targets around Sierra Blanca
•	Continue Baseline Data Collection

The projected costs for the next phase of this program are outlined in Table 13.

Table 13: Proposed Budget to Support Recommended Program at NBP

Activity	Amount
Exploration Drilling and Data Management	US$	0.9	M
Baseline Data Collection	US$	0.1	M
Total	US$	1.0	M

We presently estimate that the foregoing programs will have an approximate cost of US$1.0 million to the end of the current calendar year at December 31, 2015, and we presently have the funds to carry out this work.

Through the end of our current fiscal year at May 31, 2016, we anticipate that we will have aggregate annual expenditures on the NBP of approximately US$5.9 M.

As noted above, we began phase I of our 2015 drilling program on April 23, 2015, with initial results announced on July 9, 2015. Phase II of our 2015 drilling program began on August 11, 2015. The 8,000 metre reverse circulation (RC) drill program will focus on two main areas 1) testing new high-grade discovery targets in the large unexplored Eastern Steam-heated Zone; 2) defining new high-grade systems similar to the recent YellowJacket discovery in and around the large resource areas in the NW part of the property. The program follows up on new geologic, structural and mineralization results from the initial spring 2015 phase I drilling program.

The phase II drill program will test a number of priority new discovery and resource expansion targets in and around the existing North Bullfrog deposits. Two of these targets were tested in the early 2015 phase I, “proof of concept” drilling program, the results of which have confirmed the key structural and mineralization controls. In addition, a number of other structural/high-grade targets will be tested in the greater Sierra Blanca and Jolly Jane areas including the Air Track/366 target and North YellowJacket.

Alaska Properties

LMS Project

In October 2014, the Company published a NI 43-101 Technical Report entitled “Technical Report on the LMS Gold Project, Goodpaster Mining District, Alaska,” which contained the Company’s first Mineral Resource estimate at the property. The report was prepared by Ed Hunter, P. Geo. of Hunter Geo Logic, Inc. of Lee Creek, B.C, Canada and by Gary Giroux, P. Eng., of Giroux Consultants Ltd. Of Vancouver, B.C, Canada. The mineral resource estimate, effective date of August 1, 2014, was calculated incorporating new drilling conducted by the Company’s prior JV partner where the primary target has been a folded stratiform breccia horizon.  This additional drill information and review allowed for a reinterpretation of the structural controls on the highest grade veins (713 g/t gold and 139 g/t silver over 1.8 metres in hole LM-06-29) which suggested that previous drilling has left the potential of the project untested . Table 14 lists the grade-tonnage data for the Inferred Resource, and shows a value of 0.5 g/t highlighted as a possible cut-off grade for open pit mining.

Table 14: The grade-tonnage table for the LMS Inferred Resource with a number of cut-off grades.
At this time an economic cut-off is unknown and a value of 0.5 g/t Au has been highlighted as a possible open pit cut-off.

Au Cut-off (g/t)	Tonnes >Cut-off	Grade >Cut-off Au (g/t)	Gold Contained Ounces
0.4	10,900,000	0.87	304,000
0.5	8,320,000	1	267,000
0.6	6,640,000	1.11	238,000
0.7	5,460,000	1.21	213,000
0.8	4,490,000	1.31	190,000
0.9	3,750,000	1.41	169,000
1	3,180,000	1.49	152,000

Cautionary Note to US Investors: The term Inferred Resource as described in Table 14 above are as defined in Canadian National Instrument 43-101. This term is not defined under SEC Industry Guide 7 and is not recognized by the SEC. This estimated mineral resource is not SEC Industry Guide 7 proven and probable reserves. See “Cautionary Note to US Investors Regarding Mineral Reserve and Resource Estimates” above.

The LMS claim block is located in the Goodpaster mining district and consists of 92 Alaska state mining claims covering 61 square kilometres and owned 100% by Raven Gold (“LMS”). Drilling at LMS has been designed primarily to cut the stratiform breccia horizon which hosts the currently reported resource.  However, high-grade vein mineralization has been encountered in the rock unit below this zone (gneiss) in every drilling campaign. Corvus has not carried out any drilling at LMS.  The initial drilling in 2005 – 2006 was carried out by Corvus’ predecessors in interest.  The drilling programs in 2010 and 2011 were carried out by First Star Resources Inc., Corvus’ prior joint venture partner, and were designed with the idea that the high-grade veins had a northeast strike.  While this drilling failed to establish any continuity in that direction, the drilling did encounter significant veining and these results, together with an improved definition of the fold geometry, provided the data which has allowed a reinterpretation of the vein controls.  At present, there is insufficient data to delineate a resource in these high-grade zones but they provide a clear target for future exploration. Initial metallurgical test work on the mineralization at LMS has indicated that high gold recoveries (95%) can be obtained with simple gravity separation followed by cyanidation, similar to the process used at the Pogo Mine to the north.

We do not consider LMS to be material to the Company, the project does not have any SEC Industry Guide 7 proven and probable reserves and the project is exploratory in nature. A small exploration program was carried out at LMS in calendar 2014, but no exploration program is planned for calendar 2015.

Corvus has granted Millrock Resources Inc. (Millrock) an exclusive right to enter into an option agreement for the purchase of its LMS project also in the Goodpaster Mining District of Alaska until September 1, 2015. The agreement specifies:

•	Total cash component for the asset will total US$775,000 over 5 years.
•	Corvus retained NSR royalty of 3% on precious metals and 1% on base metals with 1% of the precious metal royalty buy down for US$4 million.

West Pogo Project

In July 2015, Corvus’s wholly owned Alaskan subsidiary, Raven Gold Alaska Inc. (“Raven”), completed a transaction with Millrock Resources Inc. (“Millrock”) on the Company’s West Pogo and Goodpaster database projects in Alaska, which were considered to be non-core assets to Corvus.  The ownership position was sold for cash and Corvus retained net smelter return (“NSR”) royalties, as further discussed below. Cash from the transaction will be used to fund ongoing exploration of the North Bullfrog project in Nevada.

The royalty interest will provide the initial assets for a new portfolio developed to provide a potential future gold production interest to the Company.

A summary of the sale transactions are listed below:

•	Two projects included are the West Pogo project and the Goodpaster database.

•	Total cash component for the two assets totals US$120,000.
•	For the West Pogo project, Corvus retained NSR royalty of 3% on precious metals and 1% on base metals with 1% of the precious metal royalty buy down for US$2 million and a further 1% for an additional US$5 million.
•	For the Goodpaster database, Corvus retained NSR royalty of 1% on all new claims acquired within the defined Area Of Interest (AOI) which totals some 1,500 square kilometres covering the largest gold producing District in Alaska. One half of the royalty can be purchased for US$2 million.

Chisna Project

The Chisna Project is focused on a new and emerging Alaskan copper-gold porphyry belt of deposits with copper and gold mineralization associated with mid-Cretaceous intrusions of similar age and style to the Pebble deposit to the west and Orange Hill deposit to the east. The current property position includes 394 State of Alaska mining claims comprising 45,640 acres.

No additional exploration work has been carried out on the Chisna project since the completion of the calendar 2014 field season.

A modest exploration program was performed in 2014 in order to meet expenditure obligations for the State of Alaska claims and the Company is actively marketing the property.

We do not consider the Chisna Project to be material to the Company, the project does not have any SEC Industry Guide 7 proven and probable reserves and the project is exploratory in nature.

Other Developments

Additional Claim Staking and Leases

In December 2014, an additional 56 Federal mining claims were staked and filed with the Bureau of Land Management expanding the property to the south and southeast. These claims extend coverage of an area of steam-heated alteration delineated by mapping in 2014.

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

Qualified Person and Quality Control/Quality Assurance

Jeffrey A. Pontius (CPG 11044), a qualified person as defined by National Instrument 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the NBP disclosure in this Annual Report on Form 10-K (other than the NBP mineral resource estimate) and has reviewed and approved the disclosure herein. Mr. Pontius is not independent of the Company, as he is the CEO and holds common shares and incentive stock options.

The exploration program at the NBP was supervised by Mark Reischman, Nevada Exploration Manager, who was responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. All sample shipments are sealed and shipped to ALS Minerals in Reno, Nevada, for preparation and then on to ALS Minerals in Reno, Nevada, or Vancouver, B.C., for assay. McClelland Laboratories Inc. prepared composites from duplicated RC sample splits collected during drilling. Bulk samples were sealed on site and delivered to McClelland Laboratories Inc. by ALS Minerals or Corvus personnel. All metallurgical testing reported here was conducted or managed by McClelland Laboratories Inc.

Carl Brechtel (Colorado PE 23212 and Nevada PE 8744), a qualified person as defined by National Instrument 43-101, has supervised the NBP metallurgical testing program and has reviewed and approved the disclosure in this Annual Report on Form 10-K related thereto. Mr. Brechtel is not independent of the Company, as he is the Chief Operating Officer and holds common shares and incentive stock options.

Mr. Scott E. Wilson, CPG, President of Metal Mining Consultants Inc., is an independent consulting geologist specializing in Mineral Reserve and Resource calculation reporting, mining project analysis and due diligence evaluations.  He acted as the Qualified Person, as defined in NI 43-101, for the overall NBP Technical Report, and the Mineral Resource estimate.  Mr. Wilson has over 26 years of experience in surface mining and is a Registered Member (#4025107RM) of Society for Mining, Metallurgy and Exploration, Inc.  Mr. Wilson and Metal Mining Consultants, Inc. are independent of the Company under NI 43-101. Mr. Wilson has reviewed and approved the NBP Mineral Resource estimate contained herein.

Mr. Stephen Batman, Principal Engineer at SBB Mining Solution LLC, is an independent consulting mining engineer specializing in mine design, production scheduling, pit optimization and equipment specification. He acted as the Qualified Person, as defined in NI 43-101, for the mining methods section of the NBP Technical Report. Mr. Batman has over 29 years of experience in the mining industry and is a Registered Member (#181580RM) of the Society for Mining, Metallurgy and Exploration, Inc. Mr Batman and SBB Mining Solution LLC are independent of the Company under NI 43-101.

Mr. Herbert Osborne, SME, a consulting metallurgist, has acted as the Qualified Person, as defined by NI 43-101, for evaluation of the metallurgical testing data and estimation of the process metallurgical recoveries. He has over 50 years of experience in mineral process design and operations. He is a Registered Member of the Society of Mining, Metallurgy and Exploration (#2430050 RM). Mr. Osborne is independent of the Company under NI 43-101.

Mr. William J. Pennstrom, Jr., a consulting process engineer and President of Pennstrom Consulting Inc., has acted as the Qualified Person, as defined by NI 43-101, for process operating cost estimation, project capital cost estimation and evaluation of the financial performance for the PEA. He has over 30 years of experience in mineral process design and operation, and has been an independent process and metallurgical consultant for the mining industry for the last thirteen years.  He is a Registered Member of the Society of Mining, Metallurgy and Exploration (#2503900RM).  Mr. Pennstrom and Pennstrom Consulting Inc. are both independent of the Company under NI 43-101.

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

McClelland Analytical Services Laboratory Inc. of Sparks, NV is an ISO 17025 accredited facility that supplies quantitative chemical analysis in support of metallurgical, exploration and environmental testing using classic methods and modern analytical instrumentation. McClelland has met the requirements of the IAS Accredidations Criteria for Testing Laboratories (AC89), has demonstrated compliance with ANS/ISO/IEC Standard 17025:2005, General requirements for the competence of testing and calibration laboratories, and has been accredited, commencing November 12, 2012.

Mr. Ed Hunter, P.Geo., BSc., a consulting geologist employed by Hunter Geo Logic Inc., acted as the Qualified Person, as defined in NI 43-101, for all portions of the LMS Technical Report, including the description of the general site information, the mineral exploration and the site geology, and data verification portions, other than the mineral resource estimate.  Mr. Hunter has over 44 years of experience in all aspects of exploration and is member in good standing of the Association of Professional Engineers and Geoscientists of the Province of British Columbia.  Both Mr. Hunter and Hunter Geo Logic Inc. are independent of the Company under NI 43-101.

Mr. Gary Giroux, M.Sc., P. Eng (B.C.), a consulting geological engineer employed by Giroux Consultants Ltd., acted as the Qualified Person, as defined in NI 43-101, for the Giroux Consultants Ltd. mineral resource estimate portion of the LMS Technical Report.  He has over 30 years of experience in all stages of mineral exploration, development and production.  Mr. Giroux specializes in computer applications in ore reserve estimation, and has consulted both nationally and internationally in this field.  He has authored many papers on geostatistics and ore reserve estimation and has practiced as a Geological Engineer since 1970 and provided geostatistical services to the industry since 1976.  Both Mr. Giroux and Giroux Consultants Ltd. are independent of the Company under NI 43-101.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings as required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended May 31, 2015, none of the Company’s or its subsidiaries’ properties or projects were subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The common shares of the Company are listed and posted for trading on the TSX under the symbol “KOR”. In the United States, the common shares of the Company are quoted for trading on OTXQX under the symbol “CORVF”.

The following table sets forth the highest and lowest intraday sales prices for the common share as reported by the TSX for the periods indicated:

	Toronto Stock Exchange
Year ended May 31, 2016	C$ High	C$ Low
First Quarter (through August 24, 2015)	$0.77	$0.40

Year ended May 31, 2015	C$ High	C$ Low
Fourth Quarter	$0.88	$0.63
Third Quarter	$1.23	$0.69
Second Quarter	$1.48	$0.78
First Quarter	$1.62	$1.08

Year ended May 31, 2014	C$ High	C$ Low
Fourth Quarter	$2.18	$1.27
Third Quarter	$2.13	$1.11
Second Quarter	$1.34	$0.97
First Quarter	$1.09	$0.52

The following table shows the high and low bid information on the OTCQX for the common shares for the periods indicated:

	OTCQX
Year ended May 31, 2016	US$ High	US$ Low
First Quarter (through August 24, 2015)	$0.62	$0.30

Year ended May 31, 2015	US$ High	US$ Low
Fourth Quarter	$0.71	$0.51
Third Quarter	$1.06	$0.55
Second Quarter	$1.36	$0.69
First Quarter	$1.50	$0.99

Year ended May 31, 2014	US$ High	US$ Low
Fourth Quarter	$1.97	$1.05
Third Quarter	$2.04	$1.02
Second Quarter	$1.29	$0.93
First Quarter	$1.04	$0.50

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As at August 24, 2015, there were 80,168,928 common shares issued and outstanding, and the Company had approximately 123 shareholders of record. On August 24, 2015, the closing price of the common shares as reported by the TSX was C$0.51.

Dividends

Since its inception, Corvus has not paid any dividends. Corvus has no present intention of paying any dividends, as it anticipates that all available funds will be invested to finance the growth of its business. The Board will determine if and when dividends should be declared and paid in the future after taking into account many factors, including Corvus’ financial condition, operating results and anticipated cash needs at the relevant time. There are no restrictions which prevent Corvus from paying dividends.

Unregistered Sales of Equity Securities

Except as disclosed below, all sales of unregistered equity securities during the period covered by this report were previously reported in a Current Report on Form 8-K.

On April 8, 2015, the Company issued 85,000 Common Shares in connection with the lease on the Mayflower property. The Common Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to representations made to the Company regarding the non-public nature of the offering and issuance of the Common Shares. The Common Shares were issued pursuant to the terms of the Mining Lease and Option to Purchase Agreement (Mayflower Project), dated effective December 1, 2007, by and among the Brain L Greenspun Family Limited Partnership, the Daniel A. Greenspun and Robin S. Greenspun Family Limited Partnership, the Susan Greenspun Fine Family Limited Partnership and the Jane Greenspun Gale Family Limited Partnership, Corvus Nevada, and Corvus.

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

Of the $5,989,833 in net proceeds received from the offering, the net proceeds have been used as follows:

Company Cost Center	Budget Aug 27, 2014 – May 31, 2015	Actual Aug 27, 2014 – May 31, 2015*	Variance (Budget – Actual) Aug 27, 2014 – May 31, 2015
Corporate
Company Administration	$2,051,000	$2,397,000	$(346,000)
Land & Corp Support	$513,000	$379,000	$134,000
Subtotal	$2,564,000	$2,776,000	$(212,000)
NBP Exploration
Project Labor	$611,400	$624,000	$(12,600))
Drilling	$1,489,900	$1,450,000	$39,900
Assay Costs	$820,600	$684,000	$136,600
Project Studies	$504,100	$456,000	$48,100
Subtotal	$3,426,000	$3,214,000	$212,000
Total	$5,990,000	$5,990,000	$-

*Unaudited Cost Reporting

Actual Company Administration expenditures were above the planned expenditures mainly due to additional regulatory filings related to the filing of the S-1, termination payment paid to consultant, increase in wages due to wage adjustment and increase in travel and tradeshows during the period. Actual Land& Corp Support and Project Studies expenditures are below the planned expenditures as the Company reduce the number of claims in the Alaska projects. Actual Assay Costs are below the planned expenditures as the Company drilled fewer metres than originally planned.

As of the date of this Annual Report, we had used all net proceeds from the offering.

Equity Compensation Plan

The following summary information is presented as of May 31, 2015

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	7,396,334	$0.9364	620,559
Equity Compensation Plans Not Approved By Securityholders	Nil	Nil	N/A
Total	7,396,334	N/A	620,559

2010 Incentive Stock Option Plan (“Plan”)

On July 8, 2010, the Company adopted a “rolling” stock option plan reserving, for the grant of incentive stock options, a maximum number of Common Shares equal to 10% of the issued Common Shares at the time of any stock option grant. The Plan was subsequently approved by the TSX (subject to approval of the shareholders) on July 28, 2010 and was approved by the shareholders on August 12, 2010. As required by the TSX, the Plan, incorporating certain amendments, was reapproved by the shareholders on October 29, 2013. The Plan will require re-approval by the shareholders on or before October 29, 2016.

The Plan is intended as an incentive to enable the Company to attract and retain qualified directors, officers, employees and consultants of the Company and its affiliates, promote a proprietary interest in the Company and its affiliates among its employees, officers, directors and consultants, and stimulate the active interest of such persons in the development and financial success of the Company and its affiliates.

The Plan is administered by the Compensation Committee of the Board (“CC”). Options are granted by the Board based upon the recommendations of the CC. The following is a brief description of the Plan, which description is qualified in its entirety by the Plan.

1.	Options may be granted to Employees, Senior Officers, Directors, Non-Employee Directors, Management Company Employees, and Consultants (all as defined in the Plan) of the Company and its affiliates who are, in the opinion of the CC, in a position to contribute to the success of the Company or any of its affiliates.

2.

The aggregate number of Common Shares that may be made issuable pursuant to options granted under the Plan at any particular time (together with those Common Shares which may be issued pursuant to any other security-based compensation plan(s) of the Company or any other option(s) for services granted by the Company at such time), unless otherwise approved by shareholders, may not exceed that number which is equal to 10% of the Common Shares issued and outstanding at such time. For greater certainty, in the event options are exercised, expire or otherwise terminate, the Company may (subject to such 10% limit) grant an equivalent number of new options under the Plan and the Company may (subject to such 10% limit) continue to grant additional options under the Plan as its issued capital increases, even after the Plan has received regulatory acceptance and shareholder approval.

3.	The number of Common Shares subject to each option will be determined by the Board at the time of grant (based upon the recommendations of the CC), provided that:

(a)

the maximum aggregate number of Common Shares reserved for issuance pursuant to options granted under the Plan and any other share compensation arrangements of the Company for issuance to insiders at any particular time may not exceed 10% of the issued Common Shares at such time; and

(b)

the number of Common Shares issued to Insiders pursuant to the Plan (together with any Common Shares issued to insiders pursuant to any other share compensation arrangements of the Company) within a twelve (12) month period may not exceed ten (10%) of the issued and outstanding number of Common Shares.

Subject to the overall 10% limit described in 2 above, and the limitations on options to insiders as set forth above, there is no maximum limit on the number of options which may be granted to any one person.

4.	The exercise price of an option will be set by the Board in its discretion (based on the recommendation of the CC), but such price shall be not less than the greater of:

(a)

the maximum aggregate number of Common Shares reserved for issuance pursuant to options granted under the Plan and any other share compensation arrangements of the Company for issuance to insiders at any particular time may not exceed 10% of the issued Common Shares at such time; and

(b)	the closing price of the Common Shares on the TSX on the day prior to the option grant.

5.	Options may be exercisable for a period of up to ten years from the date of grant. The Plan does not contain any specific provisions with respect to the causes of cessation of entitlement of any optionee to exercise his option, provided, however, that the Board may, at the time of grant, determine that an option will terminate within a fixed period (which is shorter than the option term) upon the ceasing of the optionee to be an eligible optionee (for whatever reason) or upon the death of the optionee, provided that, in the case of the death of the optionee, an option will be exercisable only within one year from the date of the optionee’s death.

6.	Notwithstanding the expiry date of an option set by the Board, the expiry date will be adjusted, without being subject to the discretion of the Board or the CC, to take into account any blackout period imposed on the optionee by the Company. If the expiry date falls within a blackout period, then the expiry date will be the close of business on the tenth business day after the end of such blackout period. Alternatively, if the expiry date falls within two business days after the end of such a blackout period, then the expiry date will be the difference between 10 business days reduced by the number of business days between the expiry date and the end of such blackout period.

7.	The Plan does not provide for any specific vesting periods. The Board may (based on the recommendation(s) of the CC), at the time of grant of an option, determine when that option will become exercisable and any applicable vesting periods, and may determine that that option will be exercisable in installments.

8.

On the occurrence of a takeover bid, issuer bid or going private transaction, the Board has the right to accelerate the date on which any option becomes exercisable and may, if permitted by applicable legislation, permit an option to be exercised conditional upon the tendering of the Common Shares thereby issued to such bid and the completion of, and consequent taking up of such Common Shares under, such bid or going private transaction.

9.	Options are non-assignable, and may, during his/her lifetime, only be exercised by the optionee.

10.	The exercise price per optioned share under an option may be reduced, at the discretion of the Board (upon the recommendation of the CC), if:

(a)	at least six months has elapsed since the later of the date such option was granted and the date the exercise price for such option was last amended; and

(b)	shareholder approval is obtained, including disinterested shareholder approval if required by the TSX.

11.	The present policy of the Board is not to provide any financial assistance to any optionee in connection with the exercise of any option.

12.	The present policy of the Board is not to transform an option granted under the Plan into a stock appreciation right.

13.

If there is any change in the number of Common Shares outstanding through any declaration of a stock dividend or any consolidation, subdivision or reclassification of the Common Shares, the number of shares available under the Plan, the shares subject to any granted stock option and the exercise price thereof will be adjusted proportionately, subject to any approval required by the TSX. If the Company amalgamates, merges or enters into a plan of arrangement with or into another corporation, and the Company is not the surviving or acquiring corporation, then, on any subsequent exercise of such option, the optionee will receive such securities, property or cash which the optionee would have received upon such reorganization if the optionee had exercised his or her option immediately prior to the record date.

14.	The Plan provides that, subject to the policies, rules and regulations of any lawful authority having jurisdiction (including the TSX), the Board may, at any time, without further action or approval by the shareholders of the Company, amend the Plan, any option granted under the Plan and any relevant option agreement, in such respects as it may consider advisable and, without limiting the generality of the foregoing, it may do so to:

(a)	ensure that the options granted under the Plan will comply with any provisions respecting stock options in tax and other laws in force in any country or jurisdiction of which a optionee to whom an option has been granted may from time to time be resident or a citizen;

(b)	make amendments of an administrative nature;

(c)	correct any defect, supply any omission or reconcile any inconsistency in the Plan, any option or option agreement

(d)	change vesting provisions of an option or the Plan;

(e)	change termination provisions of an option provided that the expiry date does not extend beyond the original expiry date;

(f)	add or modify a cashless exercise feature providing for payment in cash or securities upon the exercise of options;

(g)	make any amendments required to comply with applicable laws or the requirements of the TSX or any regulatory body or stock exchange with jurisdiction over the Company; or

(h)	add or change provisions relating to any form of financial assistance provided by the Company to participants under the Plan that would facilitate the purchase of securities under the Plan;

provided that shareholder approval shall be obtained for any amendment that results in:

(i)	an increase in the Common Shares s issuable under options granted pursuant to the Plan;

(j)	a change in the persons who qualify as participants eligible to participate under the Plan;

(k)	a reduction in the exercise price of an option;

(l)	the cancellation and reissuance of any option;

(m)	the extension of the term of an option;

(n)	a change in the insider participation limit;

(o)	options becoming transferable or assignable other than for limited purposes; and

(p)	a change in the amendment provisions contained in section 16 of the Plan.

Exchange Controls

Canada has no system of exchange controls. There are no Canadian restrictions specifically targeted to restrict the repatriation of capital or earnings of a Canadian public company to non-resident investors, and there are no laws in Canada or exchange restrictions specifically targeted to restrict the remittance of dividends, interest, or other payments to holders of the securities of Corvus, other than Canadian withholding tax as described under “Certain Canadian Federal Income Tax Considerations for US Resident Holders” below.

Certain Canadian Federal Income Tax Considerations for US Resident Holders

The following is, as of the date hereof, a general summary of the principal Canadian federal income tax considerations under the Income Tax Act (Canada) and the regulations thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Tax Convention (1980), as amended (the “Convention”) generally applicable to a beneficial owner of Common Shares who at all relevant times: (i) is a resident of the United States for purposes of the Convention and a “qualifying person” within the meaning of the Convention; (ii) is neither resident nor deemed to be resident in Canada for purposes of the Canadian Tax Act; (iii) does not use or hold, and will not be deemed to use or hold, Common Shares in a business carried on in Canada; (iv) for purposes of the Canadian Tax Act deals at arm’s length with Corvus and is not affiliated with Corvus; and (v) holds the Common Shares as capital property within the meaning of the Canadian Tax Act (each such holder, a “US Resident Holder”). Generally, the Common Shares will be considered to be capital property to a US Resident Holder unless the US Resident Holder holds or uses such shares or is deemed to hold or use such shares in the course of carrying on a business of trading or dealing in securities or has acquired them or been deemed to have acquired them in one or more transactions considered to be an adventure in the nature of trade.

In some circumstances, persons deriving amounts from the Common Shares through entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may be entitled to benefits under the Convention. US Resident Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Convention based on their particular circumstances.

This summary is not applicable to a US Resident Holder: (a) that is a “financial institution” (as defined in the Canadian Tax Act) for the purposes of the mark-to-market rules contained in the Canadian Tax Act; (b) that is a “specified financial institution” (as defined in the Canadian Tax Act); (c) an interest in which would be a “tax shelter investment” (as defined in the Canadian Tax Act); (d) that makes or has made a functional currency reporting election pursuant to Section 261 of the Canadian Tax Act; (e) that has entered into or will enter into, a “derivative forward agreement” (as defined in the Canadian Tax Act) in respect of the Common Shares; (f) that receives dividends on the Common Shares under or as part of a “dividend rental arrangement” (as defined in the legislative proposals to amend the Canadian Tax Act released on July 31, 2015); or (g) that acquired Common Shares pursuant to an employee stock option. Moreover, this summary does not apply to a US Resident Holder: (i) that is an insurer that carries on an insurance business in Canada and elsewhere; (ii) that is an “authorized foreign bank” (as defined in the Canadian Tax Act); or (iii) that is subject to the proposed “treaty shopping” rule proposed in the 2014 Canadian federal budget released on February 11, 2014.  Such US Resident Holders should consult their own advisers.

This summary is based upon the current provisions of the Canadian Tax Act in force as of the date hereof, the current provisions of the Convention, and counsel’s understanding of the current published administrative policies and assessing practices of the Canada Revenue Agency (“CRA”). This summary does not anticipate or take into account any changes in law or in the administrative policies or assessing practices of the CRA, whether by legislative, governmental or judicial decision or action, except only the specific proposals to amend the Canadian Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Tax Proposals”). This summary assumes that the Tax Proposals will be enacted in the form proposed. This summary does not take into account provincial, territorial or foreign income tax legislation or considerations, which may differ significantly from the Canadian federal income tax considerations discussed herein. No assurances can be given that the Tax Proposals will be enacted as proposed or at all, or that legislative, judicial or administrative changes will not modify or change the statements expressed herein.

This summary is not exhaustive of all possible Canadian federal income tax considerations applicable to an investment in Common Shares. The following summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or income tax advice to any particular US Resident Holder. US Resident Holders should consult their own income tax advisors with respect to the tax consequences applicable to them based on their own particular circumstances. This summary is qualified accordingly.

Taxation of Dividends

Under the Canadian Tax Act, dividends paid or credited, or deemed to be paid or credited, to a US Resident Holder on the Common Shares will be subject to Canadian withholding tax at a rate of 25% of the gross amount of such dividends unless the rate is reduced under the Convention. Under the Convention, a US Resident Holder that is entitled to the benefits of the Convention will generally be subject to Canadian withholding tax at a rate of 15% of the gross amount of such dividends. This rate is reduced to 5% in the case of a US Resident Holder that is the beneficial owner of the dividends and that is a company that owns beneficially at least 10% of the voting stock of Corvus. Under the Convention, dividends may be exempt from such Canadian withholding tax if paid to certain US Resident Holders that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations or qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits or benefits for the self-employed under one or more funds or plans established to provide pension or retirement benefits or other employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.

Disposition of Common Shares

Generally, a US Resident Holder will not be subject to tax under the Canadian Tax Act in respect of any capital gain realized by such US Resident Holder on a disposition of Common Shares unless the Common Shares constitute “taxable Canadian property” (as defined in the Canadian Tax Act) of the US Resident Holder at the time of the disposition and the Common Shares do not constitute “treaty-protected property” to the US Resident Holder pursuant to the Convention.

Generally, as long as the Common Shares are then listed on a “designated stock exchange” as defined in the Canadian Tax Act (which currently includes the TSX), the Common Shares will not constitute taxable Canadian property to a US Resident Holder, unless at any time during the 60-month period immediately preceding the disposition of the Common Shares the following two conditions are met concurrently: (a) the US Resident Holder, persons with whom the US Resident Holder did not deal at arm’s length, a partnership in which the US Resident Holder or a non-arm’s length person holds a membership interest directly or indirectly through one or more partnerships, or the US Resident Holder together with such persons or partnerships, owned 25% or more of the issued shares of any class or series of the capital stock of Corvus; and (b) more than 50% of the fair market value of the Common Shares was derived directly or indirectly, from one or any combination of real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Canadian Tax Act), and options in respect of or interests in, or for civil law rights in, any such properties (whether or not such property exists).

Even if the Common Shares are taxable Canadian property to a US Resident Holder, any capital gain realized on the disposition or deemed disposition of such Common Shares will not be subject to tax under the Canadian Tax Act if the Common Shares are “treaty-protected property”. Under the Convention, the Common Shares of a US Resident Holder will generally constitute “treaty-protected property” for purposes of the Canadian Tax Act at a particular time unless the value of the Common Shares at such time is derived principally from real property situated in Canada. For this purpose “real property” has the meaning that term has under the laws of Canada and includes any option or similar right in respect thereof and usufruct of real property, rights to explore for or to exploit mineral deposits, sources and other natural resources and rights to amounts computed by reference to the amount or value of production from such resources.

US Resident Holders should consult their own tax advisors as to whether their Common Shares constitute taxable Canadian property or treaty-protected property.

Certain U.S. Federal Income Tax Considerations for U.S. Holders

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of Common Shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our Common Shares or other securities, in particular, the tax consequences of the Company likely being a "passive foreign investment company" (commonly known as a “PFIC”) within the meaning of Section 1297 of the United States Internal Revenue Code.  See the section “Item 1A. – Risk Factors - The Company is likely a “passive foreign investment company”, which will likely have adverse U.S. federal income tax consequences for U.S. shareholders” above.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended May 31, 2015, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Forward-Looking Statements” above.

Current Business Activities

General

North Bullfrog Project Development

The 2014 drilling campaign focused on the Yellowjacket vein system with a single drilling rig operating from June to September, and adding a second drill rig in September. The two core rigs operated to delineate the extent of the Josh Vein and explore the southern extensions. For the second half of 2014, the two drill rigs drilled 30 core holes for 22,977 feet (7,005 m). In 2015, five core holes were drilled to test new structural targets around Sierra Blanca and in the Eastern Steam-heated Area. A total of 4,755 feet (1,449 m) was drilled in April and May. The Company’s lease with Kolo Corp. was amended to include the Yellowrose and Yellowrose No. 1 patented claims. During the third quarter of the 2015 fiscal year, all assays were returned for the calendar year 2014 drill program. These data formed the basis for a revised resource estimate and Preliminary Economic Assessment with an effective date of June 16, 2015. McClelland Laboratories performed additional metallurgical testing in 2015 to characterize gold and silver recovery using a simulated mill process with gravity concentration, intense cyanide leaching of the gravity concentrate and cyanide leaching of the gravity tail. The NBP property has been expanded again through the addition of new Federal claims to cover more of the eastern alteration area, and extend the southern boundary of the property. In addition, a second lease agreement was signed with Lunar Landing LLC for the Sunflower, Sunflower No. 1 and Sunflower No.2 historical patented claims adjacent to the Yellow Rose property.

Baseline characterization work continued in the fiscal year ended May 31, 2015, with quarterly water quality sampling in 2014, and then reducing sample event frequency to every 6 months for 2015. The site meterological station continued to operate with quarterly reports submitted to NDEP. Wildlife and botanical surveys required by the site operating permits were performed as required.

Financing

During the first quarter of the 2015 fiscal year, the Company had an offering pursuant to a registration statement on Form S-1 (“Registration Statement”) and a short form prospectus in Canada (the “Canadian Prospectus”) of 5,150,000 common shares (the “Shares”) of the Company at a price of $1.20 per Share for aggregate gross proceeds of $6,180,000 (the “Offering”). The Shares were issued on August 27, 2014 to certain funds managed by Van Eck Associates Corp., to the Tocqueville Gold Fund and to certain members of Corvus management and directors (collectively, the “Investors”), each such Investor being an accredited investor as such term is defined under National Instrument 45-106 - Prospectus and Registration Exemptions. No underwriter was involved in the preparation of the Registration Statement or Canadian Prospectus or performed any review of the contents of the Registration Statement or Canadian Prospectus, and no underwriter’s fee was payable in connection with the Offering. No securities were issued to any persons other than the Investors pursuant to the Registration Statement and Canadian Prospectus.

During the third quarter of the 2015 fiscal year, the Company finalized a $4,500,000 non-brokered private placement. Pursuant to the financing, the Company issued 4,500,000 common shares at a price of $1.00 per share. Insider participants in the private placement include Tocqueville Asset Management L.P. and AngloGold Ashanti (USA) Exploration Inc., two of the Company's largest and long term shareholders.

Board of Directors and Management Changes

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

In June 2015, the Company announced the consolidation of the CEO and President positions. Jeff Pontius, the Company’s founder and current CEO, now assumes the position of both the CEO and the President. This consolidation resulted in the departure of the previous President, Russell Myers.

2016 Outlook

During 2015-2016, the Company will focus on exploration at NBP to drill test and identify new structural targets around Sierra Blanca and in the Eastern Steam-heated Alteration zone. In August 2015, drilling resumed at NBP with an RC drill rig to test structural targets. The Company also plans to continue the collection of baseline environmental data in its water quality sampling, waste geochemistry and meterological programs.

Results of Operations

Year ended May 31, 2015 Compared to Year ended May 31, 2014

For the year ended May 31, 2015, the Company had a net loss of $10,577,487 compared to a net loss of $11,664,974 in the prior year. Included in net loss was $1,485,695 (2014 - $1,846,269) in stock-based compensation charges which is a result of stock options granted during the year and previously granted stock options which vested during the year. The decrease in loss of $1,087,487 in the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $5,640,920 incurred in the current year compared to $8,151,179 in the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current year compared with the prior year and a decrease in stock-based compensation charges of $36,820 in the current year compared to $63,670 in the prior year.

Consulting fees increased to $827,163 (2014 - $686,662) mainly due to increased stock-based compensation charges of $570,913 during the current year compared to $464,638 in the prior year with an increase in consulting fees of $34,226 mainly related to fees charged for the Company’s registration of its securities in the United States.

Insurance expenses increased to $92,207 (2014 - $52,914) mainly due to increased insurance coverage incurred during the current year as a result of the Company’s registration of its securities in the United States.

Investor relations expenses decreased to $930,260 (2014- $1,224,378) due to decreased stock-based compensation charges of $208,336 during the current year compared to $371,459 in the prior year. This was further decreased by $130,995 due to a combination of decreases in investor relations-related travel, advertising and marketing, and the number of personnel engaged as the Company worked on completing the financings which closed at the end of August 2014 and at the end of February 2015.

Professional fees increased to $505,239 (2014 - $486,774). While stock-based compensation charges of $48,841 during the current year were less than the $69,761 in the prior year, this decrease was offset by an increase of $39,385 in legal and accounting fees in the current year compared to the prior year as a result of the Company registering its securities in the United States.

Regulatory expenses increased to $154,996 (2014 - $118,637) due to additional filing and listing fees incurred in the current year due to the Company’s registration of its securities in the US.

Travel expenses increased to $195,016 (2014 - $138,153) mainly due to more attendance at trade shows and conferences to offset the decrease in investor relations-related travel, advertising and marketing in the current year compared to the prior year.

Wages and benefits decreased to $1,904,767 (2014 - $1,957,900). While stock-based compensation charges of $620,785 during the current year was less than the $876,741 in the prior year. This decrease was offset by an increase of $202,823 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers.

Other expense categories that reflected only moderate change year over year were administration expenses of $13,225 (2014 - $11,133), bad debts of $nil (2014 - $22,118), depreciation expenses of $28,191(2014 - $25,657), office expenses of $148,063 (2014 - $146,797) and rent expenses of $96,564 (2014 – $95,175).

Other items amounted to a loss of $40,876 compared to an income of $1,452,503 in the prior year. There was a gain on sale of the Company’s interest in the Terra property of $nil in the current year compared to $1,840,480, a write-off of the Company’s interest in the West Pogo property in Alaska of $nil in the current year compared to $395,485 in the prior year, an unrealized loss on marketable securities of $nil in the current year compared to $26,388 in the prior year, and a loss on sale of marketable securities of $125,166 in the current year compared to $nil in the prior year. There was an increase in foreign exchange to a gain of $62,175 (2014 – loss of $8,016), which is the result of factors outside of the Company’s control and a decrease in interest income of $22,115 (2014 - $41,912) as a result of less investment in cashable GIC’s during the current year.

Three months ended May 31, 2015 Compared to Three months ended May 31, 2014

For the three months ended May 31, 2015, the Company had a net loss of $2,376,192 compared to a net loss of $3,658,718 in the comparative period of the prior year. Included in net loss was $340,222 (2014 - $484,756) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. The decrease in loss of $1,282,526 in the three month period of the current year was due to a combination of factors discussed below.

Consulting fees increased to $217,597 (2014 - $168,826) mainly due to increased stock-based compensation charges of $156,847 during the current period compared to $123,826 in the prior period combined with an increase in consulting fees of $15,750 mainly as a result of adjustment in directors’ fees.

Exploration expenditures of $1,200,648 incurred in the current period compared to $1,904,923 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $6,055 in the current period compared to $16,433 in the prior period.

Insurance expenses increased to $32,388 (2014 - $13,776) mainly due to increased insurance coverage incurred during the current period as a result of the Company’s registration of its securities in the United States.

Investor relations expenses decreased to $196,998 (2014 - $310,942) mainly due to decreased stock-based compensation charges of $43,725 during the current period compared to $90,069 in the prior period. This was further decreased by $67,600 due to a combination of decreases in investor relations-related travel, and advertising and marketing.

Professional fees decreased to $93,623 (2014 - $157,430) mainly due to decreased stock-based compensation charges of $9,383 during the current period compared to $18,775 in the prior period. This was further decreased by $54,415 in legal and accounting fees due to additional fees charged in the prior period related to the conversion from International Financial Reporting Standards to U.S. GAAP.

Regulatory expenses decreased to $6,512 (2014 - $36,167) due to less filing and listing fees incurred in the current period compared to filing fees incurred in the prior period related to the Company’s registration of its securities in the United States.

Travel expenses increased to $87,779 (2014 - $54,491) mainly due to more attendance at trade shows and conferences to offset the decrease in investor relations-related travel, advertising and marketing in the current period compared to the prior period.

Wages and benefits decreased to $410,734 (2014 - $487,690) mainly due to a decrease in stock-based compensation charges of $124,212 in the current period compared to $235,653 in the prior period. This decrease was offset by an increase of $34,485 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers.

Other expense categories that reflected only moderate change period over period were administration expenses of $3,684 (2014 - $3,093), bad debts of $nil (2014 - $22,118), depreciation expenses of $7,494 (2014 - $10,681), office expenses of $38,502 (2014 - $40,837), and rent expenses of $24,693 (2014 – $25,259).

Other items amounted to a loss of $55,540 compared to a loss of $422,485 in the prior period. There was a write-off of the Company’s interest in the West Pogo property in Alaska of $nil in the current period compared to a write-off of $395,485 in the comparative period of the prior year, an unrealized gain on marketable securities of $60,305 in the current period compared to an unrealized loss of $26,388 in the comparative period of the prior year, and a loss on sale of marketable securities of $125,166 in the current period compared to $nil in the comparative period of the prior year. There was an increase in foreign exchange to a gain of $3,336 (2014 – loss of $4,067), which is the result of factors outside of the Company’s control and an increase in interest income of $5,985 (2014 - $3,455) as a result of less investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $5,159,962 as at May 31, 2015 compared to $3,227,970 as at May 31, 2014. The change in cash position was the net result of $13,822 used on property and equipment, $9,244,923 used for operating activities, $32,508 used for capitalized acquisition costs, $35,723 received from sale of marketable securities, $626,324 received from the replacement of reclamation bonds, and $10,481,473 received from both the public offering of common shares in August of 2014 and the private placement of common shares in February of 2015 (net of share issue costs) and exercise of stock options during the year ended May 31, 2015.

As at May 31, 2015, the Company had working capital of $4,716,940 compared to working capital of $2,986,574 as at May 31, 2014. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until December 31, 2015. Following December 31, 2015, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2016. The Company’s current anticipated operating expenses are $4,909,330 until December 31, 2015 and $6,377,577 until May 31, 2016. The Company’s anticipated monthly burn rate averages approximately $701,000 for June to December 2015, where approximately $300,000 is for administrative purposes and approximately $401,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From June 2015 to May 2016, the Company’s anticipated monthly burn rate averages approximately $531,000, of which $274,000 is for administrative purposes and approximately $257,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. The Company anticipates that it will pursue additional public or private equity financings toward the end of 2015 to raise additional funds for additional exploration at the NBP for the 2016 calendar year. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of December 2015 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP on its currently anticipated scheduling.

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

Environmental Regulations

The operations of the Company may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures

Critical Accounting Policies

Basis of presentation

These consolidated financial statements are presented in Canadian dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Group”), Corvus USA (a Nevada corporation), Corvus Nevada (a Nevada corporation), Raven Gold (an Alaska corporation) and SoN (a Nevada limited liability company). All intercompany transactions and balances were eliminated upon consolidation.

Significant judgments, estimates and assumptions

The preparation of these financial statements in accordance with US GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting year. Actual outcomes could differ from these estimates. These financial statements include estimates which, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the year in which the estimate is revised and future periods if the revision affects both current and future years. These estimates are based on historical experience, current and future economic conditions and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

Significant estimates

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting year, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the carrying value and the recoverability of the capitalized acquisition costs included in the Balance Sheet, the assumptions used to determine the fair value of Stock-based compensation in the Statement of Operations and Comprehensive Loss, and the estimated amounts of reclamation and environmental obligations.

Significant judgments

Critical accounting judgments are accounting policies that have been identified as being complex or involving subjective judgments or assessments. The Company made the following critical accounting judgments:

•	The determination of deferred tax assets and liabilities recorded in the Balance Sheet.
•	The analysis of resource calculations, drill results, laboratory work, etc., which can impact the Company’s assessment of impairments, and provisions, if any, for environmental rehabilitation and restorations.
•	The determination of functional currency. In accordance with FAS 52 “Foreign Currency Translation”, management determined that the functional currency of Corvus USA, Corvus Nevada, Raven Gold and SoN is US dollars and for all other entities within the Group, the functional currency is Canadian dollars, as these are the currencies of the primary economic environment in which the companies operate.

Cash and cash equivalents

Cash equivalents include highly liquid investments in term deposits that are readily convertible to known amounts of cash with original maturities of three months or less, and term deposits with original term of maturities greater than three months but are cashable after 30 days with no penalties, and are subject to an insignificant risk of change in value.

Marketable securities

Marketable securities held in companies with an active market are classified as held-for-trading securities. Held-for-trading securities are recorded at fair value in the financial statements with unrealized gains and losses recorded in profit or loss in the Statement of Operations and Comprehensive Income (Loss).

Foreign currency translation

The presentation currency of the Company is the Canadian dollar.

The functional currency of each of the parent company and its subsidiaries is measured using the currency of the primary economic environment in which that entity operates. The functional currency of Corvus USA, Corvus Nevada, Raven Gold and SoN is US dollars, and for the Company the functional currency is Canadian dollars.

Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the date of the transaction. Foreign currency monetary items are translated at the year-end exchange rate. Non-monetary items measured at historical cost continue to be carried at the exchange rate at the date of the transaction. Non-monetary items measured at fair value are reported at the exchange rate at the date when fair values were determined.

Exchange differences arising on the translation of monetary items or on settlement of monetary items are recognized in profit or loss in the Statement of Operations and Comprehensive Income (Loss) in the year in which they arise.

Exchange differences arising on the translation of non-monetary items are recognized in other comprehensive income (loss) in the Statement of Operations and Comprehensive Income (Loss) to the extent that gains and losses arising on those non-monetary items are also recognized in other comprehensive income (loss). Where the non-monetary gain or loss is recognized in profit or loss, the exchange component is also recognized in profit or loss.

Parent and Subsidiary Companies

The financial results and position of foreign operations whose functional currency is different from the presentation currency are translated as follows:

•	Assets and liabilities are translated at year-end exchange rates prevailing at that reporting date; and
•	Income and expenses are translated at monthly average exchange rates during the year.

Exchange differences arising on translation of foreign operations are transferred directly to the Group’s exchange difference on translating foreign operations on the Statement of Operations and Comprehensive Income (Loss) and are reported as a separate component of shareholders’ equity titled “Cumulative Translation Differences”. These differences are recognized in profit or loss in the year in which the operation is disposed of.

Property and equipment

Recognition and measurement

On initial recognition, property and equipment are valued at cost, being the purchase price and directly attributable costs of acquisition or construction required to bring the asset to the location and condition necessary to be capable of operating in the manner intended by the Company, including appropriate borrowing costs and the estimated present value of any future unavoidable costs of dismantling and removing items.

Property and equipment is subsequently measured at cost less accumulated depreciation, less any accumulated impairment losses, with the exception of land which is not depreciated.

When parts of an item of property and equipment have different useful lives, they are accounted for as separate items (major components) of property and equipment.

Subsequent costs

The cost of replacing part of an item of property and equipment is recognized in the carrying amount of the item if it is probable that the future economic benefit embodied within the part will flow to the Company and its cost can be measured reliably. The carrying amount of the replaced part is derecognized. The costs of the day-to-day servicing of property and equipment are recognized in profit or loss as incurred.

Major maintenance and repairs

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All other repairs and maintenance are charged to profit or loss during the financial year in which they are incurred.

Gains and losses

Gains and losses on disposal of an item of property and equipment are determined by comparing the proceeds from disposal with the carrying amount, and are recognized net within other items in profit or loss.

Depreciation

Depreciation is recognized in profit or loss on a declining-balance basis at the following annual rates:

Computer equipment	-	30% declining balance
Vehicles	-	30% declining balance
Tent	-	20% declining balance

Additions during the year are depreciated at one-half the annual rates.

Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

Mineral exploration and evaluation expenditures

The Company’s mineral projects are currently in the exploration and evaluation phase. All direct costs related to the acquisition of mineral property interests are capitalized. Mineral property exploration costs are expensed as incurred. At such time that the Company determines that a mineral property can be economically developed, subsequent mineral property expenses will be capitalized during the development of such property.

The Company assesses interests in exploration properties for impairment or when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. Impairment analysis includes assessment of the following circumstances: a significant decrease in the market price of a long-lived asset or asset group; a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50%.

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate and recorded at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2015, the Company recorded a provision of $132,579 (USD 107,000) (2014 - $Nil) for environmental rehabilitation.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

Share capital

The proceeds from the exercise of stock options, warrants and escrow shares are recorded as share capital in the amount for which the option, warrant or escrow share enabled the holder to purchase a share in the Company.

Commissions paid to agents, and other related share issuance costs, such as legal, auditing, and printing, on the issue of the Company’s shares are charged directly to share capital.

Valuation of equity units issued in private placements

The Company has adopted a residual value method with respect to the measurement of shares and warrants issued as private placement units. The residual value method first allocates value to the more easily measurable component based on fair value and then the residual value, if any, to the less easily measurable component.

The fair value of the common shares issued in the private placements was determined to be the more easily measurable component and were valued at their fair value, as determined by the closing quoted bid price on the announcement date. The balance, if any, is allocated to the attached warrants. Any fair value attributed to the warrants is recorded as warrants.

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2015, $7,396,334 outstanding stock options (2014 – $6,175,234) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity based compensation awards to be accounted for using the fair value method. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of the awards. Compensation expense is measured at the grant date and recognized over the requisite service period, which is generally the vesting period.

Non-monetary transactions

All non-monetary transactions are measured at the fair value of the asset surrendered or the asset received, whichever is more reliable, unless the transaction lacks commercial substance or the fair value cannot be reliably established. The commercial substance requirement is met when the future cash flows are expected to change significantly as a result of the transaction. When the fair value of a non-monetary transaction cannot be reliably measured, it is recorded at the carrying amount (after reduction, when appropriate, for impairment) of the asset given up adjusted by the fair value of any monetary consideration received or given. When the asset received or the consideration given up is shares in an actively traded market, the value of those shares will be considered fair value.

Joint venture accounting

Where the Company’s exploration and development activities are conducted with others, the accounts reflect only the Company’s proportionate interest in such activities. The Company currently does not have any joint venture accounting.

Recently Issued Accounting Pronouncements

Development Stage Entities (Topic 915)

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915) which provides guidance for improving financial reporting and consolidation. This ASU affects any entity that is development stage entity under US GAAP and any entity that has an interest in an entity that is a development stage entity. This ASU will supersede Master Glossary term Development Stage Entity. This ASU also supersedes Topic 915, Development Stage Entities. The Company has early adopted this standard, effective June 1, 2012. The adoption of this accounting standard update eliminated the inception-to-date information in the consolidated financial statements.

Presentation of Financial Statements – Going Concern (Subtopic 205-40)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The Company has early adopted this standard, effective March 1, 2015. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The Company has evaluated all other recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Crowe MacKay LLP Member Crowe Horwath International 1100, 1177 West Hastings Street Vancouver, BC V6E 4T5 +1.604.687.4511 Tel +1.604.687.5805 Fax +1.800.351.0426 Toll Free www.crowemackay.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of Corvus Gold Inc.

We have audited the accompanying consolidated balance sheets of Corvus Gold Inc. (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corvus Gold Inc. as at May 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe MacKay LLP
Chartered Professional Accountants
Vancouver, Canada
August 25, 2015

CORVUS GOLD INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	May 31, 2015	May 31, 2014

ASSETS

Current assets
Cash and cash equivalents	$5,159,962	$3,227,970
Marketable securities (note 5)	-	147,451
Accounts receivable	26,015	16,787
Prepaid expenses	248,679	217,316

Total current assets	5,434,656	3,609,524

Property and equipment (note 6)	96,703	97,447
Reclamation bonds (note 7)	-	522,332
Capitalized acquisition costs (note 8)	4,866,634	4,045,115

Total assets	$10,397,993	$8,274,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 11)	$419,228	$622,950
Promissory note payable (note 9)	298,488	-

Total current liabilities	717,716	622,950

Promissory note payable (note 9)	-	260,208
Asset retirement obligations (note 8)	132,579	-

Total liabilities	850,295	883,158

Shareholders’ equity
Share capital (note 10)	64,256,889	53,703,440
Contributed surplus (note 10)	11,247,286	9,768,967
Accumulated other comprehensive income - cumulative translation differences	853,349	151,192
Deficit accumulated during the exploration stage	(66,809,826)	(56,232,339)

Total shareholders’ equity	9,547,698	7,391,260

Total liabilities and shareholders’ equity	$10,397,993	$8,274,418

Nature and continuance of operations (note 2)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended May 31, 2015 and 2014

(Expressed in Canadian dollars)

	May 31, 2015	May 31, 2014

Operating expenses
Administration	$13,225	$11,133
Bad debts	-	22,118
Consulting fees (notes 10 and 11)	827,163	686,662
Depreciation (note 6)	28,191	25,657
Exploration expenditures (notes 8 and 10)	5,640,920	8,151,179
Insurance	92,207	52,914
Investor relations (notes 10 and 11)	930,260	1,224,378
Office and miscellaneous	148,063	146,797
Professional fees (notes 10 and 11)	505,239	486,774
Regulatory	154,996	118,637
Rent	96,564	95,175
Travel	195,016	138,153
Wages and benefits (notes 10 and 11)	1,904,767	1,957,900

Total operating expenses	(10,536,611)	(13,117,477)

Other income (expense)
Interest income	22,115	41,912
Gain on sale of capitalized acquisition costs (note 8(d))	-	1,840,480
Write-off of capitalized acquisition costs (note 8(b))	-	(395,485)
Unrealized loss on marketable securities	-	(26,388)
Loss on sale of marketable securities (note 5)	(125,166)	-
Foreign exchange gain (loss)	62,175	(8,016)

Total other income (expense)	(40,876)	1,452,503

Net loss for the year	(10,577,487)	(11,664,974)

Other comprehensive income
Exchange difference on translating foreign operations	702,157	224,273

Comprehensive loss for the year	$(9,875,330)	$(11,440,701)

Basic and diluted net loss per share	$(0.14)	$(0.17)

Weighted average number of shares outstanding	75,517,310	67,865,028

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2015 and 2014

(Expressed in Canadian dollars)

	May 31, 2015	May 31, 2014

Operating activities
Net loss for the year	$(10,577,487)	$(11,664,974)
Add items not affecting cash:
Bad debts	-	22,118
Depreciation	28,191	25,657
Write-off of capitalized acquisition costs	-	395,485
Gain on sale of capitalized acquisition costs (note 8(d))	-	(1,840,480)
Stock-based compensation (note 10)	1,485,695	1,846,269
Unrealized loss on marketable securities	-	26,388
Loss on sale of marketable securities	125,166	-
(Gain) loss on foreign exchange	(62,175)	8,016
Changes in non-cash items:
Accounts receivable	(9,228)	25,507
Prepaid expenses	(31,363)	363,004
Accounts payable and accrued liabilities	(203,722)	102,500

Cash used in operating activities	(9,244,923)	(10,690,510)

Financing activities
Cash received from issuance of shares	10,689,450	5,278,300
Share issuance costs	(207,977)	(40,312)

Cash provided by financing activities	10,481,473	5,237,988

Investing activities
Cash received from sale of marketable securities	35,723	-
Expenditures on property and equipment	(13,822)	(56,404)
Refund of (payment of) reclamation bond	626,324	(3,203)
Cash received from sale of capitalized acquisition costs	-	1,976,580
Capitalized acquisition costs	(32,508)	(1,135,989)

Cash provided by investing activities	615,717	780,984

Effect of foreign exchange on cash	79,725	32,238

Increase (decrease) in cash and cash equivalents	1,931,992	(4,639,300)

Cash and cash equivalents, beginning of the year	3,227,970	7,867,270

Cash and cash equivalents, end of the year	$5,159,962	$3,227,970

Supplemental cash flow information (note 13)

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income(Loss) – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2013	65,115,028	$48,442,086	$7,946,064	$(73,081)	$(44,567,365)	$11,747,704

Net loss for the year	-	-	-	-	(11,664,974)	(11,664,974)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	224,273	-	224,273
Shares issued for cash
Private placement	5,230,000	5,230,000	-	-	-	5,230,000
Exercise of stock options	70,000	48,300	-	-	-	48,300
Reclassification of contributed surplus on exercise of stock options	-	23,366	(23,366)	-	-	-
Share issuance costs	-	(40,312)	-	-	-	(40,312)
Stock-based compensation	-	-	1,846,269	-	-	1,846,269

Balance, May 31, 2014	70,415,028	53,703,440	9,768,967	151,192	(56,232,339)	7,391,260

Net loss for the year	-	-	-	-	(10,577,487)	(10,577,487)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	702,157	-	702,157
Shares issued for cash
Public offering	5,150,000	6,180,000	-	-	-	6,180,000
Private placement	4,500,000	4,500,000	-	-	-	4,500,000
Exercise of stock options	18,900	9,450	-	-	-	9,450
Share issued for capitalized acquisition costs	85,000	64,600	-	-	-	64,600
Reclassification of contributed surplus on exercise of stock options	-	7,376	(7,376)	-	-	-
Share issuance costs	-	(207,977)	-	-	-	(207,977)
Stock-based compensation	-	-	1,485,695	-	-	1,485,695

Balance, May 31, 2015	80,168,928	$64,256,889	$11,247,286	$853,349	$(66,809,826)	$9,547,698

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

1.	PLAN OF ARRANGEMENT AND TRANSFER OF ASSETS

On August 25, 2010, International Tower Hill Mines Ltd. (“ITH”) completed a Plan of Arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia) (“BCBCA”) whereby its existing Alaska mineral properties (other than the Livengood project) and related assets and the North Bullfrog mineral property and related assets in Nevada (collectively, the “Nevada and Other Alaska Business”) were indirectly spun out into a new public company, being Corvus Gold Inc. (“Corvus” or the “Company”).

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

The Company’s consolidated financial statements reflect the Balance Sheets and Statement of Changes in Shareholders’ Equity of the Nevada and Other Alaska Business as if Corvus existed in its present form since the inception of the business on June 1, 2006. The financial statements have been presented under the predecessor basis of accounting with Balance Sheet amounts based on the amounts recorded by ITH. Management cautions readers of these financial statements that the allocation of expenses does not necessarily reflect future general and administrative expenses.

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

The Company was incorporated on April 13, 2010 under the BCBCA. These consolidated financial statements reflect the cumulative operating results of the predecessor, as related to the mineral properties that were transferred to the Company from June 1, 2006.

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At May 31, 2015, the Company had interests in properties in Alaska and Nevada, U.S.A.

The business of mining and exploration involves a high degree of risk and there can be no assurance that current exploration programs will result in profitable mining operations. The Company has no source of revenue, and has significant cash requirements to meet its administrative overhead and maintain its mineral property interests. The recoverability of amounts shown for mineral properties is dependent on several factors. These include the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development of these properties, and future profitable production or proceeds from disposition of mineral properties. The carrying value of the Company’s mineral properties does not reflect current or future values.

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

These consolidated financial statements have been prepared on a going concern basis, which presume the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or obtaining additional financing.

In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future within one year from the date the consolidated financial statements are issued.  There is substantial doubt upon the Company’s ability to continue as going concern, as explained in the following paragraphs.

The Company has sustained losses from operations, and has an ongoing requirement for capital investment to explore its mineral properties.  As at May 31, 2015, the Company had working capital of $4,716,940 compared to working capital of $2,986,574 as at May 31, 2014.  Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the consolidated financial statement are issued and will be required to raise additional funds through public or private equity financings in order to continue in business.  The Company anticipates that it will pursue additional financings towards the end of the 2015 calendar year to raise additional funds for the 2016 calendar year.

The Company also expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years.  Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities on its currently anticipated scheduling.

These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in Canadian dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Group”), Corvus Gold (USA) Inc. (“Corvus USA”) (a Nevada corporation), Corvus Gold Nevada Inc. (“Corvus Nevada”) (a Nevada corporation), Raven Gold Alaska Inc. (“Raven Gold”) (an Alaska corporation) and SoN Land and Water LLC (“SoN”) (a Nevada limited liability company). All intercompany transactions and balances were eliminated upon consolidation.

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

Significant judgments, estimates and assumptions

The preparation of these financial statements in accordance with US GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting year. Actual outcomes could differ from these estimates. These financial statements include estimates which, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the year in which the estimate is revised and future periods if the revision affects both current and future years. These estimates are based on historical experience, current and future economic conditions and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

Significant estimates

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting year, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the carrying value and the recoverability of the capitalized acquisition costs included in the Balance Sheet, the assumptions used to determine the fair value of stock-based compensation in the Statement of Operations and Comprehensive Loss, and the estimated amounts of reclamation and environmental obligations.

Significant judgments

Critical accounting judgments are accounting policies that have been identified as being complex or involving subjective judgments or assessments. The Company made the following critical accounting judgments:

•	The determination of deferred tax assets and liabilities recorded in the Balance Sheet.
•	The analysis of resource calculations, drill results, laboratory work, etc., which can impact the Company’s assessment of impairments, and provisions, if any, for environmental rehabilitation and restorations.
•	The determination of functional currency. In accordance with FAS 52 “Foreign Currency Translation”, management determined that the functional currency of Corvus USA, Corvus Nevada, Raven Gold and SoN is US dollars and for all other entities within the Group, the functional currency is Canadian dollars, as these are the currencies of the primary economic environment in which the companies operate.

Cash and cash equivalents

Cash equivalents include highly liquid investments in term deposits that are readily convertible to known amounts of cash with original maturities of three months or less, and term deposits with original term of maturities greater than three months but are cashable after 30 days with no penalties, and are subject to an insignificant risk of change in value.

Marketable securities

Marketable securities held in companies with an active market are classified as held-for-trading securities. Held-for-trading securities are recorded at fair value in the financial statements with unrealized gains and losses recorded in profit or loss in the Statement of Operations and Comprehensive Income (Loss).

Foreign currency translation

The presentation currency of the Company is the Canadian dollar.

The functional currency of each of the parent company and its subsidiaries is measured using the currency of the primary economic environment in which that entity operates. The functional currency of Corvus USA, Corvus Nevada, Raven Gold and SoN is US dollars, and for the Company the functional currency is Canadian dollars.

Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the date of the transaction. Foreign currency monetary items are translated at the year-end exchange rate. Non-monetary items measured at historical cost continue to be carried at the exchange rate at the date of the transaction. Non-monetary items measured at fair value are reported at the exchange rate at the date when fair values were determined.

Exchange differences arising on the translation of monetary items or on settlement of monetary items are recognized in profit or loss in the Statement of Operations and Comprehensive Income (Loss) in the year in which they arise.

Exchange differences arising on the translation of non-monetary items are recognized in other comprehensive income (loss) in the Statement of Operations and Comprehensive Income (Loss) to the extent that gains and losses arising on those non-monetary items are also recognized in other comprehensive income (loss). Where the non-monetary gain or loss is recognized in profit or loss, the exchange component is also recognized in profit or loss.

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

Parent and Subsidiary Companies

The financial results and position of foreign operations whose functional currency is different from the presentation currency are translated as follows:

•	Assets and liabilities are translated at year-end exchange rates prevailing at that reporting date; and
•	Income and expenses are translated at monthly average exchange rates during the year.

Exchange differences arising on translation of foreign operations are transferred directly to the Group’s exchange difference on translating foreign operations in the Statement of Operations and Comprehensive Income (Loss) and are reported as a separate component of shareholders’ equity titled “Cumulative Translation Differences”. These differences are recognized in profit or loss in the year in which the operation is disposed of.

Property and equipment

a)	Recognition and measurement

On initial recognition, property and equipment are valued at cost, being the purchase price and directly attributable costs of acquisition or construction required to bring the asset to the location and condition necessary to be capable of operating in the manner intended by the Company, including appropriate borrowing costs and the estimated present value of any future unavoidable costs of dismantling and removing items.

Property and equipment is subsequently measured at cost less accumulated depreciation, less any accumulated impairment losses, with the exception of land which is not depreciated.

When parts of an item of property and equipment have different useful lives, they are accounted for as separate items (major components) of property and equipment.

b)	Subsequent costs

The cost of replacing part of an item of property and equipment is recognized in the carrying amount of the item if it is probable that the future economic benefit embodied within the part will flow to the Company and its cost can be measured reliably. The carrying amount of the replaced part is derecognized. The costs of the day-to-day servicing of property and equipment are recognized in profit or loss as incurred.

c)	Major maintenance and repairs

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All other repairs and maintenance are charged to profit or loss during the financial year in which they are incurred.

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

d)	Gains and losses

Gains and losses on disposal of an item of property and equipment are determined by comparing the proceeds from disposal with the carrying amount, and are recognized net within other items in profit or loss.

e)	Depreciation

Depreciation is recognized in profit or loss on a declining-balance basis at the following annual rates:

Computer equipment	-	30% declining balance
Vehicles	-	30% declining balance
Tent	-	20% declining balance

Additions during the year are depreciated at one-half the annual rates.

Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

Mineral properties and exploration and evaluation expenditures

The Company’s mineral projects are currently in the exploration and evaluation phase. All direct costs related to the acquisition of mineral property interests are capitalized. Mineral property exploration costs are expensed as incurred. At such time that the Company determines that a mineral property can be economically developed, subsequent mineral property expenses will be capitalized during the development of such property.

The Company assesses interests in exploration properties for impairment or when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. Impairment analysis includes assessment of the following circumstances: a significant decrease in the market price of a long-lived asset or asset group; a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50%.

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate and recorded at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2015, the Company recorded a provision of $132,579 (USD 107,000) (2014 - $Nil) for environmental rehabilitation.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

Share capital

The proceeds from the exercise of stock options, warrants and escrow shares are recorded as share capital in the amount for which the option, warrant or escrow share enabled the holder to purchase a share in the Company.

Commissions paid to agents, and other related share issuance costs, such as legal, auditing, and printing, on the issue of the Company’s shares are charged directly to share capital.

Valuation of equity units issued in private placements

The Company has adopted a residual value method with respect to the measurement of shares and warrants issued as private placement units. The residual value method first allocates value to the more easily measurable component based on fair value and then the residual value, if any, to the less easily measurable component.

The fair value of the common shares issued in the private placements was determined to be the more easily measurable component and were valued at their fair value, as determined by the closing quoted bid price on the announcement date. The balance, if any, is allocated to the attached warrants. Any fair value attributed to the warrants is recorded as warrants.

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2015, 7,396,334 outstanding stock options (2014 – 6,175,234) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity based compensation awards to be accounted for using the fair value method. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of the awards. Compensation expense is measured at the grant date and recognized over the requisite service period, which is generally the vesting period.

Non-monetary transactions

All non-monetary transactions are measured at the fair value of the asset surrendered or the asset received, whichever is more reliable, unless the transaction lacks commercial substance or the fair value cannot be reliably established. The commercial substance requirement is met when the future cash flows are expected to change significantly as a result of the transaction. When the fair value of a non-monetary transaction cannot be reliably measured, it is recorded at the carrying amount (after reduction, when appropriate, for impairment) of the asset given up adjusted by the fair value of any monetary consideration received or given. When the asset received or the consideration given up is shares in an actively traded market, the value of those shares will be considered fair value.

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

Joint venture accounting

Where the Company’s exploration and development activities are conducted with others, the accounts reflect only the Company’s proportionate interest in such activities. The Company currently does not have any joint venture accounting.

Recent accounting pronouncements

Development Stage Entities (Topic 915)

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915) which provides guidance for improving financial reporting and consolidation. This ASU affects any entity that is development stage entity under US GAAP and any entity that has an interest in an entity that is a development stage entity. This ASU will supersede Master Glossary term Development Stage Entity. This ASU also supersedes Topic 915, Development Stage Entities. The Company has early adopted this standard, effective June 1, 2012. The adoption of this accounting standard update eliminated the inception-to-date information in the consolidated financial statements.

Presentation of Financial Statements – Going Concern (Subtopic 205-40)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The Company has early adopted this standard, effective March 1, 2015. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The Company has evaluated all other recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s consolidated financial statements.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments recorded at fair value on the Consolidated Balance Sheet are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The fair value hierarchy has the following levels:

Level 1	–	valuation based on quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	–	valuation techniques based on inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
Level 3	–	valuation techniques using inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified to the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The following table presents the financial instruments recorded at fair value, classified using the fair value hierarchy described above:

May 31, 2015	Level 1

Cash and cash equivalents	$5,159,962

May 31, 2014	Level 1

Cash and cash equivalents	$3,227,970
Marketable securities	$147,451

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

5.	MARKETABLE SECURITIES

As at May 31, 2015, the Company held Nil (2014 – 200,000) common shares of WestMountain Gold with a fair value of $Nil (2014 - $147,451). The Company classified these shares as held-for-trading. During the year ended May 31, 2015, the Company sold 200,000 shares of WestMountain Gold for an average price of USD 0.14529 per share for gross proceeds of $35,723 (USD29,058) and a realized net loss of $125,166.

6.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2013	$35,652	$70,728	$-	$106,380
Additions	1,706	-	54,698	56,404
Currency translation adjustments	1,375	3,234	(488)	4,121

Balance, May 31, 2014	38,733	73,962	54,210	166,905
Additions	13,822	-	-	13,822
Currency translation adjustments	6,391	10,881	7,975	25,247

Balance, May 31, 2015	$58,946	$84,843	$62,185	$205,974

Depreciation
Balance, May 31, 2013	$14,593	$27,145	$-	$41,738
Depreciation for the year	6,713	13,446	5,498	25,657
Currency translation adjustments	672	1,467	(76)	2,063

Balance, May 31, 2014	21,978	42,058	5,422	69,458
Depreciation for the year	7,497	10,247	10,447	28,191
Currency translation adjustments	3,160	6,918	1,544	11,622

Balance, May 31, 2015	$32,635	$59,223	$17,413	$109,271

Carrying amounts

Balance, May 31, 2014	$16,755	$31,904	$48,788	$97,447

Balance, May 31, 2015	$26,311	$25,620	$44,772	$96,703

7.	RECLAMATION BONDS

As at May 31, 2015, the Company has not commenced development of any mineral properties and accordingly a reasonable estimate of the timing of the cash flows cannot be made. The Company has posted non-interest bearing bonds totalling $Nil (USD Nil) (2014 - $522,332 (USD 481,767)) with the Nevada Division of Minerals in the State of Nevada as security for these obligations. Fair value cannot be reasonably determined and accordingly the bonds have been recorded at historical cost, adjusted for current exchange rates. During the year ended May 31, 2015, the Company entered into a corporate surety bond with a bonding company and as a result, the previously posted non-interest bearing bonds were refunded by the Nevada Division of Minerals in the State of Nevada.

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

8.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	West Pogo	Chisna	North Bullfrog	LMS	Terra	Total
	(note 8(b))	(note 8(a))	(notes 8(e))	(note 8(c))	(note 8(d))

Balance, May 31, 2013	$370,271	$526,199	$1,923,902	$311,796	$311,796	$3,443,964

Acquisition costs
Cash payments (note 8e)(ii)(1) and 8e)(ii)(4))	-	-	1,135,989	-	-	1,135,989
Gain from disposition (note 8d)	-	-	-	-	1,840,480	1,840,480
Proceeds on sale of capitalized acquisition costs	-	-	-	-	(2,152,276)	(2,152,276)
Write-off of capitalized acquisition costs	(395,485)	-	-	-	-	(395,485)
Currency translation adjustments	25,214	24,056	108,919	14,254	-	172,443

Balance, May 31, 2014	-	550,255	3,168,810	326,050	-	4,045,115

Acquisition costs
Cash payments (note 8e)(ii)(1)	-	-	32,508	-	-	32,508
Shares issued (note 8e)(ii)(1)	-	-	64,600	-	-	64,600
Asset retirement obligations	-	-	132,579	-	-	132,579
Currency translation adjustments	-	80,950	462,915	47,967	-	591,832

Balance, May 31, 2015	$-	$631,205	$3,861,412	$374,017	$-	$4,866,634

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2015:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 8(b))	(note 8(a))	(notes 8(e))	(note 8(c))	2015

Exploration costs:
Aircraft services	$-	$11,202	$-	$-	$11,202
Assay	-	12,926	935,239	-	948,165
Drilling	-	-	1,577,253	-	1,577,253
Equipment rental	-	1,466	232,808	-	234,274
Field costs	2,027	9,218	317,575	337	329,157
Geological/Geophysical	4,201	1,984	1,009,824	29,599	1,045,608
Land maintenance & tenure	11,023	77,972	263,754	27,331	380,080
Permits	-	-	1,700	-	1,700
Studies	-	-	920,301	-	920,301
Transportation	-	-	-	1,130	1,130
Travel	-	5,133	185,494	1,423	192,050

Total expenditures for the year	$17,251	$119,901	$5,443,948	$59,820	$5,640,920

CORVUS GOLD INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

YEARS ENDED MAY 31, 2015 AND 2014

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2014:

	West Pogo	Chisna	North Bullfrog	LMS	Terra	Gerfaut	Total
	(note 8(b))	(note 8(a))	(notes 8(e))	(note 8(c))	(note 8(d))		2014

Exploration costs:
Aircraft services	$-	$-	$-	$-	$1,778	$-	$1,778
Assay	-	-	1,774,143	440	-	-	1,774,583
Drilling	-	-	2,719,667	-	-	-	2,719,667
Equipment rental	-	-	254,094	-	840	-	254,934
Field costs	-	13,572	333,334	561	8	2,817	350,292
Geological/Geophysical	-	12,287	1,097,613	12,647	32,073	31	1,154,651
Land maintenance & tenure	3,371	242,543	301,320	20,701	95,735	-	663,670
Permits	-	-	7,256	-	-	-	7,256
Professional fees	-	-	-	-	7,341	-	7,341
Studies	-	-	1,066,969	-	-	-	1,066,969
Transportation	-	1,526	-	1,755	-	-	3,281
Travel	-	8,601	229,671	-	4,442	-	242,714

	3,371	278,529	7,784,067	36,104	142,217	2,848	8,247,136
Cost Recovery	-	-	-	-	(95,957)	-	(95,957)

Total expenditures for the year	$3,371	$278,529	$7,784,067	$36,104	$46,260	$2,848	$8,151,179

a)	Chisna Property, Alaska

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

During the year ended May 31, 2015, the Company gave notification and terminated the Ahtna lease.

b)	West Pogo Property, Alaska

The West Pogo property is located approximately 50 kilometres north of Delta Junction, Alaska, and consists of unpatented mineral claims owned 100% by the Company.

During the year ended May 31, 2014, the Company wrote off the West Pogo property, as there had been a delay in exploration work on the property for an extended period of time.

On July 29, 2015, Raven Gold completed a transaction with Millrock Resources Inc. on the West Pogo and Goodpaster database projects in Alaska. The ownership position was sold for USD 120,000 (received subsequent to May 31, 2015). For the West Pogo project, the Company retained net smelter return (“NSR”) royalties of 3% on precious metals and 1% on base metals with 1% of the precious metal royalty buy down for USD 2 million and a further 1% for a additional USD 5 million. For the Goodpaster database, the Company retained NSR royalty of 1% on all new claims acquired within the defined Area of Interest which totals some 1,500 square kilometres covering the largest gold producing District in Alaska. One half of the royalty can be purchased for USD 2 million. The Company also granted Millrock an exclusive right to enter into an option agreement for the purchase of its LMS project also in the Goodpaster Mining District of Alaska until September 1, 2015 (summary below):

•	Total cash component for the asset will total USD 775,000 over 5 years.
•	The Company retained NSR royalty of 3% on precious metals and 1% on base metals with 1% of the precious metal royalty buy down of USD 4 million.

c)	LMS Property, Alaska

The LMS property consists of unpatented mineral claims owned 100% by the Company.

d)	Terra Property, Alaska

The Terra Property consisted of State of Alaska unpatented lode mining claims held by the Company and State of Alaska unpatented lode mining claims leased from an individual.

During the year ended May 31, 2014, Raven Gold completed the sale of its minority interest in the Terra Property. As a result, there was a net gain on sale of $1,840,480 during the year ended May 31, 2014.

e)	North Bullfrog Project, Nevada

The Company’s North Bullfrog project consists of certain leased patented lode mining claims and federal unpatented mining claims owned 100% by the Company.

(i)	Interests acquired from Redstar Gold Corp.

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of the following leases:

(1)	Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) 12 patented mining claims referred to as the “Connection” property. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 (paid) on signing and annual payments for the first three anniversaries of USD 10,800 (paid) and USD 16,200 for every year thereafter (paid to September 30, 2014). Redstar has an option to purchase the property (subject to the NSR royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(2)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009 (paid), USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2015). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

85

(3)

Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased 2 patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009 (paid), USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2015). The lessor is entitled to receive a 3% NSR royalty on all production, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty). On May 29, 2014, the parties signed a First Amendment Agreement whereby the Lease is amended to provide that in addition to the Advance Minimum Royalty payments payable in respect of the Original Claims, the lessee will now pay to the lessor Advance Minimum Royalty payments in respect of the Yellow Rose Claims of USD 2,400 on execution, USD 2,400 on each of May 29, 2015, 2016 and 2017 (paid to May 29, 2015), USD 3,600 on May 29, 2018 and each anniversary thereafter.

(4)	Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased 12 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter (paid to May 16, 2015). The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

(5)	Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009 (paid), USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 22, 2015). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(6)	Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009 (paid), USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation (paid to June 16, 2014 and subsequently to June 16, 2015). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

As a consequence of the acquisition of Redstar and Redstar US’s interest in the foregoing leases, Corvus Nevada is now the lessee under all of such leases. The Company acquired all of the shares of Corvus Nevada on August 26, 2010 upon the completion of the Arrangement.

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

•	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties).

•	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; and USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871, and USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH, purchased for $21,200 in the market by the Company, were delivered on November 7, 2014).
•	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH shares due per the original agreement.
•	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10. Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.
•	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 (paid) and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada has agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 payable on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015. As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable (note 9) during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 km north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellowrose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing. The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $132,579 (USD 107,000) (2014 - $Nil). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

9.	PROMISSORY NOTE PAYABLE

On March 28, 2013, the Company issued a promissory note payable of USD 240,000 bearing interest at 4.77% per annum due on the sooner of the commencing of use of the property for waste materials storage as stated in note 8(e)(ii)(3) or December 31, 2015. At May 31, 2015, the promissory note payable was translated to $298,488 (2014 - $260,208).

10.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the year ended May 31, 2015:

a)	On August 27, 2014, the Company closed a non-brokered public equity financing and issued 5,150,000 common shares at a price of $1.20 per share for gross proceeds of $6,180,000. In connection with the financing, the Company paid $190,167 in share issuance costs. The offering was registered under the United States Securities Act of 1933, as amended, pursuant to a Form S-1 registration statement filed with the United States Securities and Exchange Commission and qualified in certain Canadian provinces pursuant to a prospectus filed with the relevant Canadian regulatory authorities.

b)	On February 27, 2015, the Company closed a non-brokered private placement equity financing and issued 4,500,000 common shares at a price of $1.00 per share for gross proceeds of $4,500,000. In connection with the financing, the Company paid an additional $17,810 in share issuance costs.

c)	An aggregate of 18,900 shares were issued on exercise of 18,900 stock options for gross proceeds of $9,450.

d)	On April 8, 2015, the Company issued 85,000 common shares in connection with the lease on the Mayflower property (note 8e)(ii)(1), with a fair value of $64,600.

During the year ended May 31, 2014:

a)	On November 25, 2013, the Company closed a non-brokered private placement equity financing and issued 5,230,000 common shares at a price of $1.00 per share for gross proceeds of $5,230,000. A finder’s fee equal to 5% of the proceeds raised from the sale of 420,000 common shares was paid, amounting to $21,000. In connection with the financing, the Company paid an additional $19,312 in share issuance costs.

b)	An aggregate of 70,000 shares were issued on exercise of 70,000 stock options for gross proceeds of $48,300.

Stock options

Stock options awarded to employees and non-employees by the Company are measured and recognized in the Consolidated Statement of Operations and Comprehensive Loss over the vesting period.

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

A summary of the status of the stock option plan as of May 31, 2015 and 2014, and changes during the years are presented below:

	2015		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the year	6,175,234	$0.84	4,075,234	$0.88
Granted	1,575,000	1.34	2,470,000	0.76
Exercised	(18,900)	(0.50)	(70,000)	(0.69)
Forfeited	-	-	(300,000)	(0.81)
Expired	(335,000)	(1.00)	-	-

Balance, end of the year	7,396,334	$0.94	6,175,234	$0.84

The weighted average remaining contractual life of options outstanding at May 31, 2015 was 2.85 years (2014 – 3.46 years).

Stock options outstanding are as follows:

	2015			2014
Expiry Date	Exercise Price	Number of Options	Exercisable at Year- End	Exercise Price	Number of Options	Exercisable at Year- End

September 27, 2014	$-	-	-	$1.08	150,000	150,000
July 29, 2016	$0.50	464,434	464,434	$0.50	483,334	483,334
November 17, 2016	$0.67	210,000	210,000	$0.67	210,000	210,000
January 23, 2017	$1.10	50,000	25,000	$-	-	-
May 1, 2017	$0.73	50,000	25,000	$-	-	-
May 29, 2017	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017 (note 16)	$0.96	2,436,900	2,436,900	$0.96	2,561,900	1,628,370
October 29, 2017	$0.96	100,000	100,000	$-	-	-
August 16, 2018	$0.76	2,420,000	1,611,720	$0.76	2,470,000	822,510
September 8, 2019	$1.40	1,365,000	454,545	$-	-	-

		7,396,334	5,627,599		6,175,234	3,594,214

The Company uses the fair value method for determining stock-based compensation for all options granted during the years. The fair value of options granted was $1,109,011 (2014 - $1,449,654), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the year ended May 31,	2015	2014

Risk-free interest rate	1.50%	1.96%
Expected life of options	4.62 years	5 years
Annualized volatility	69.21%	100%
Dividend yield	0%	0%
Exercise price	$1.34	$0.76

Fair value per share	$0.70	$0.59

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated as follows:

For the year ended May 31,	2015	2014

Consulting	$570,913	$464,638
Exploration expenditures – Geological/geophysical	36,820	63,670
Investor relations	208,336	371,459
Professional fees	48,841	69,761
Wages and benefits	620,785	876,741

	$1,485,695	$1,846,269

11.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the year ended May 31,	2015	2014

Consulting fees to CFO	$97,000	$97,000
Wages and benefits to CEO, President and COO	901,893	752,850
Directors fees (included in consulting fees)	122,750	99,774
Fees to Vice President of Corporate Communications (included in investor relations)	180,000	172,500
Professional fees to Vice President	25,680	84,907
Stock-based compensation to related parties	1,247,408	1,590,465

	$2,574,731	$2,797,496

As at May 31, 2015, included in accounts payable and accrued liabilities was $9,880 (2014 – $27,462) in expenses owing to companies related to officers and officers of the Company.

These amounts were unsecured, non-interest bearing and had no fixed terms or terms of repayment. Accordingly, fair value could not be readily determined.

The Company entered into a retainer agreement dated June 1, 2011 with Lawrence W. Talbot Law Corporation (“LWTLC”), a company with officers in common, pursuant to which LWTLC agreed to provide legal services to the Company. Pursuant to the retainer agreement, the Company agreed to pay LWTLC a minimum annual retainer of $72,000 (plus applicable taxes and disbursements). The retainer agreement might be terminated by LWTLC on reasonable notice, and by the Company on one year’s notice (or payment of one year’s retainer in lieu of notice). An officer of the Company is a director and shareholder of LWTLC. LWTLC ceased to be a related party on October 9, 2014. During the year ended May 31, 2015, the Company terminated the agreement and paid $73,830 in lieu of notice.

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

12.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

May 31, 2015
Capitalized acquisition costs	$-	$4,866,634	$4,866,634
Property and equipment	$2,840	$93,863	$96,703

May 31, 2014
Capitalized acquisition costs	$-	$4,045,115	$4,045,115
Property and equipment	$4,057	$93,390	$97,447

For the year ended May 31,	2015	2014

Net loss for the year – Canada	$(3,126,865)	$(3,460,777)
Net loss for the year – United States	(7,450,622)	(8,204,197)

Net loss for the year	$(10,577,487)	$(11,664,974)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended May 31,	2015	2014

Supplemental cash flow information
Interest paid (received)	$(11,661)	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$64,600	$-
Change in asset retirement obligations included in capitalized acquisition costs	$132,579	$-
Reclassification of contributed surplus on exercise of stock options	$7,376	$23,366

14.	SUBSIDIARIES

Significant subsidiaries are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2015	The Company’s effective interest for 2014

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

15.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended May 31:

	2015	2014

Loss before income taxes	$(10,577,487)	$(11,664,974)
Statutory Canadian corporate tax rate	26.00%	26.00%

Income tax recovery at statutory rates	$(2,750,147)	$(3,032,894)
Stock-based compensation	386,281	480,030
Non-deductible items	-	-
Effect of tax rate change	775,666	-
Difference in tax rates in other jurisdictions	(647,273)	(582,381)
Tax benefits not realized	2,235,473	3,135,245

Income tax recovery	$-	$-

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2015	2014

Deferred income tax assets (liabilities)
Mineral properties	$13,942,000	$10,845,000
Property and equipment	19,000	14,000
Marketable securities	-	11,000
Share issuance costs	56,000	48,000
Non-capital losses available for future periods	5,316,000	3,983,000

	19,333,000	14,901,000
Valuation allowance	(19,333,000)	(14,901,000)

Net deferred tax assets	$-	$-

At May 31, 2015, the Company has available non-capital tax losses for Canadian income tax purposes of approximately $6,450,000 and net operating loss for US tax purposes of approximately $10,704,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2029	$-	$1,189,000
2030	-	2,000
2031	379,000	177,000
2032	1,089,000	1,514,000
2033	1,443,000	1,997,000
2034	1,733,000	3,892,000
2035	1,806,000	1,933,000

	$6,450,000	$10,704,000

In addition, the Company has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $45,578,000 and in Canada of approximately $333,000, which may be deductible for tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

16.	SUBSEQUENT EVENTS

There were the following subsequent events since May 31, 2015.

a)

On July 29, 2015, Raven Gold completed a transaction with Millrock Resources Inc. on the West Pogo and Goodpaster database projects in Alaska. The ownership position was sold for USD 120,000 (received subsequent to May 31, 2015) (note 8(b)).

b)	On July 31, 2015, 20,000 stock options with exercise price of $0.96 and expiry date of September 19, 2017 were cancelled.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of May 31, 2015, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of May 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment of internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended May 31, 2015 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information concerning our executive officers, directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Code of Ethics

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.corvusgold.com. We will post any amendments to, or waivers, from, including an implicit waiver, the Code of Business Conduct and Ethics on that website.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common shares, our equity compensation plans and the security ownership of our management will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report

(1)   All financial statements

The consolidated statements of operations and comprehensive loss, cash flows, and changes in shareholders’ equity, and the consolidated balance sheets are included as part of Part II, Item 8, Financial Statements and Supplementary Data.

(2)   Financial statement schedules

All financial statement schedules have been omitted, since the information is either not applicable or required, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)   Exhibits required by Item 601 of Regulation S-K

The information required by Section (a)(3) of Item 15 is set forth on the Exhibit Index that follows the signatures page of this Form 10-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

By:	/s/ Jeffrey Pontius

Jeffrey Pontius
Chief Executive Officer

Date: August 25, 2015

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffery Pontius as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeffrey Pontius	By:	/s/ Steve Aaker

	Jeffrey Pontius		Steve Aaker
	Chief Executive Officer		Director
(Principal Executive Officer)

Date: August 25, 2015		Date: August 25, 2015

By:	/s/ Peggy Wu	By:	/s/ Edward Yarrow

	Peggy Wu		Edward Yarrow
	(Principal Financial Officer and Principal Accounting Officer)		Director

Date: August 25, 2015		Date: August 25, 2015

By:	/s/ Anton J. Drescher	By:	/s/ Catherine Gignac

	Anton J. Drescher		Catherine Gignac
	Director		Director

Date: August 25, 2015		Date: August 25, 2015

By:	/s/ Rowland Perkins

Rowland Perkins
Director

Date: August 25, 2015

EXHIBIT INDEX

Exhibit Number	Description

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.1*	2010 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.2*	Employment agreement made as of June 1, 2011 between Corvus Nevada and Jeffrey Pontius, incorporated by reference to Exhibit 10.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.3*	Employment agreement made as of June 1, 2011 between Corvus Nevada and Russell Myers, incorporated by reference to Exhibit 10.3 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.4*	Employment agreement made as of October 26, 2011 between Corvus Nevada and Carl Brechtel, incorporated by reference to Exhibit 10.4 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.5	Separation Agreement made as of June 29, 2015 between the Company and Russell Myer

21.1	List of Subsidiaries

23.1	Consent of Scott W. Wilson, SME, of Metal Mining Consultants, Inc.

23.2	Consent of Gary Giroux, M.A. Sc., P. Eng. (BC), of Giroux Consultants Ltd.

23.3	Consent of Herbert Osborne, Metallurgical Eng., SME, of H. C. Osborne and Associates

23.4	Consent of Ed Hunter, P.Geo., BSc., of Hunter Geo Logic Inc

23.5	Consent of Stephen Batman, SME-RM of SBB Mining Solutions LLC

23.6	Consent of William J. Pennstrom, Jr., SME-RM of Pennstrom Consulting Inc.

23.7	Consent of Crowe MacKay LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Management contract or compensatory plan.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at May 31, 2015 and May 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years ended May 31, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the Years Ended May 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Equity for the Years Ended May 31, 2015 and 2014, (v) the Notes to the Consolidated Financial Statements.

