Form 10-Q
period 2015-08-31
Corvus Gold Inc.
filed 2015-10-09
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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

As of October 8, 2015, the registrant had 84,424,248 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	August 31, 2015	May 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$3,637,665	$5,159,962
Accounts receivable	28,108	26,015
Prepaid expenses	191,629	248,679

Total current assets	3,857,402	5,434,656

Property and equipment (note 4)	95,663	96,703
Capitalized acquisition costs (note 5)	5,142,115	4,866,634

Total assets	$9,095,180	$10,397,993

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 8)	$295,781	$419,228
Promissory note payable (note 6)	315,768	298,488

Total current liabilities	611,549	717,716

Asset retirement obligations (note 5)	140,254	132,579

Total liabilities	751,803	850,295

Shareholders’ equity
Share capital (note 7)	64,256,889	64,256,889
Contributed surplus (note 7)	11,542,167	11,247,286
Accumulated other comprehensive income - cumulative translation differences	1,175,439	853,349
Deficit accumulated during the exploration stage	(68,631,118)	(66,809,826)

Total shareholders’ equity	8,343,377	9,547,698

Total liabilities and shareholders’ equity	$9,095,180	$10,397,993

Nature and continuance of operations (note 2)

Subsequent events (note 12)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2015	2014

Operating expenses
Administration	$2,775	$3,015
Consulting fees (notes 7 and 8)	192,393	168,826
Depreciation (note 4)	6,300	6,115
Exploration expenditures (notes 5 and 7)	790,059	1,489,088
Insurance	31,060	11,462
Investor relations (notes 7 and 8)	164,774	184,524
Office and miscellaneous	38,622	35,343
Professional fees (notes 7 and 8)	70,482	114,489
Regulatory	26,981	55,157
Rent	26,300	23,121
Travel	17,675	12,244
Wages and benefits (notes 7 and 8)	579,010	447,970

Total operating expenses	(1,946,431)	(2,551,354)

Other income (expense)
Interest income	5,565	1,770
Gain on sale of capitalized acquisition costs (note 5(b))	25,728	-
Unrealized loss on marketable securities	-	(38,977)
Foreign exchange gain (loss)	93,846	(38,457)

Total other income (expense)	125,139	(75,664)

Net loss for the period	(1,821,292)	(2,627,018)

Other comprehensive income
Exchange difference on translating foreign operations	322,090	13,271

Comprehensive loss for the period	$(1,499,202)	$(2,613,747)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Weighted average number of shares outstanding	80,168,928	70,694,919

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2015	2014

Operating activities
Net loss for the period	$(1,821,292)	$(2,627,018)
Add items not affecting cash:
Depreciation	6,300	6,115
Stock-based compensation (note 7)	294,881	456,481
Gain on sale of capitalized acquisition costs (note 5(b))	(25,728)	-
Unrealized loss on marketable securities	-	38,977
(Gain) loss on foreign exchange	(93,846)	38,457
Changes in non-cash items:
Accounts receivable	(2,093)	(33,057)
Prepaid expenses	57,050	(10,980)
Accounts payable and accrued liabilities	(123,447)	(405,890)

Cash used in operating activities	(1,708,175)	(2,536,915)

Financing activities
Cash received from issuance of shares	-	6,180,000
Share issuance costs	-	(190,167)

Cash provided by financing activities	-	5,989,833

Investing activities
Expenditures on property and equipment	-	(932)
Cash received from sale of capitalized acquisition costs	25,728	-

Cash provided by (used in) investing activities	25,728	(932)

Effect of foreign exchange on cash	160,150	(37,874)

Increase (decrease) in cash and cash equivalents	(1,522,297)	3,414,112

Cash and cash equivalents, beginning of the period	5,159,962	3,227,970

Cash and cash equivalents, end of the period	$3,637,665	$6,642,082

Supplemental cash flow information (note 11)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income(Loss) – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2015	80,168,928	$64,256,889	$11,247,286	$853,349	$(66,809,826)	$9,547,698

Net loss for the period	-	-	-	-	(1,821,292)	(1,821,292)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	322,090	-	322,090
Stock-based compensation	-	-	294,881	-	-	294,881

Balance, August 31, 2015	80,168,928	$64,256,889	$11,542,167	$1,175,439	$(68,631,118)	$8,343,377

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At August 31, 2015, the Company had interests in properties in Alaska and Nevada, U.S.A.

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
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

These condensed interim consolidated financial statements have been prepared on a going concern basis, which presume the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or obtaining additional financing.

In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future within one year from the date the condensed interim consolidated financial statements are issued.  There is substantial doubt upon the Company’s ability to continue as going concern, as explained in the following paragraphs.

The Company has sustained losses from operations, and has an ongoing requirement for capital investment to explore its mineral properties.  As at August 31, 2015, the Company had working capital of $3,245,853 compared to working capital of $4,716,940 as at May 31, 2015.  Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statement are issued and will be required to raise additional funds through public or private equity financings, significantly reduce exploration expenditures and administrative expenses, or consider other options such as sales of its mineral properties, in order to continue in business.

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

Basis of presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2015 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at August 31, 2015 and the results of its operations for the three months then ended. Operating results for the three months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016. The 2015 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended August 31, 2015, 7,376,334 outstanding stock options (2014 – 6,175,234) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

4.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2015	$58,946	$84,843	$62,185	$205,974
Currency translation adjustments	2,979	4,912	3,600	11,491

Balance, August 31, 2015	$61,925	$89,755	$65,785	$217,465

Depreciation
Balance, May 31, 2015	$32,635	$59,223	$17,413	$109,271
Depreciation for the period	2,022	1,976	2,302	6,300
Currency translation adjustments	1,672	3,485	1,074	6,231

Balance, August 31, 2015	$36,329	$64,684	$20,789	$121,802

Carrying amounts

Balance, May 31, 2015	$26,311	$25,620	$44,772	$96,703

Balance, August 31, 2015	$25,596	$25,071	$44,996	$95,663

5.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	Chisna	North Bullfrog	LMS	Total
	(note 5(a))	(notes 5(d))	(note 5(c))

Balance, May 31, 2015	$631,205	$3,861,412	$374,017	$4,866,634

Acquisition costs	-	-	-	-
Currency translation adjustments	36,542	217,287	21,652	275,481

Balance, August 31, 2015	$667,747	$4,078,699	$395,669	$5,142,115

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2015:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 5(b))	(note 5(a))	(notes 5(d))	(note 5(c))

Exploration costs:
Assay	$-	$-	$179,175	$-	$179,175
Drilling	-	-	137,820	-	137,820
Equipment rental	-	-	9,676	-	9,676
Field costs	181	90	27,466	162	27,899
Geological/ Geophysical	-	6,210	143,228	-	149,438
Land maintenance & tenure	-	-	204,475	-	204,475
Permits	-	-	632	-	632
Studies	-	-	194,022	-	194,022
Transportation	-	-	-	823	823
Travel	-	913	21,244	-	22,157

	181	7,213	917,738	985	926,117
Cost recovery	(23,802)	(7,418)	-	(104,838)	(136,058)

Total expenditures for the period	$(23,621)	$(205)	$917,738	$(103,853)	$790,059

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2014:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 5(b))	(note 5(a))	(notes 5(d))	(note 5(c))

Exploration costs:
Aircraft services	$-	$11,202	$-	$-	$11,202
Assay	-	8,865	211,632	-	220,497
Drilling	-	-	320,811	-	320,811
Equipment rental	-	1,466	102,388	-	103,854
Field costs	1,966	5,541	103,467	66	111,040
Geological/ Geophysical	3,558	1,811	224,429	27,220	257,018
Land maintenance & tenure	-	-	159,186	-	159,186
Studies	-	-	246,664	-	246,664
Transportation	-	-	-	298	298
Travel	-	5,133	51,962	1,423	58,518

Total expenditures for the period	$5,524	$34,018	$1,420,539	$29,007	$1,489,088

a)	Chisna Property, Alaska

The Chisna property is located in the eastern Alaska Range, Alaska, and is comprised of unpatented mineral claims owned 100% by the Company and fee simple lands leased from Ahtna Incorporated (“Ahtna”).

On November 2, 2009, ITH and Talon Gold Alaska, Inc. (ITH’s wholly-owned Alaskan subsidiary) entered into an agreement (as amended) with Ocean Park Ventures Corp. (“OPV”). Pursuant to the agreement, an Alaskan subsidiary of OPV and Raven Gold formed a joint venture for the purpose of exploring and developing the Chisna property.

On November 7, 2012, OPV withdrew from the joint venture and thereby returned 100% of the Chisna Project to the Company.

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

On March 24, 2010, Raven Gold entered into a Mineral Exploration Agreement with Option to Lease with Ahtna, an Alaska Native Regional Corporation, concerning approximately 26,516 hectares of fee simple lands in the Athell Area of Alaska surrounding or adjacent to some of the blocks of mineral claims owned by Raven Gold.

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

On July 29, 2015, Raven Gold completed a transaction with Millrock Resources Inc. (“Millrock”) on the West Pogo and Goodpaster database projects in Alaska. The ownership position was sold for $25,728 (USD 20,000) and the Goodpaster database project was sold for $136,058 (USD 100,000) and reflected as cost recovery for the West Pogo and LMS project. For the West Pogo project, the Company retained net smelter return (“NSR”) royalties of 3% on precious metals and 1% on base metals with 1% of the precious metal royalty buy down for USD 2 million and a further 1% for an additional USD 5 million. For the Goodpaster database, the Company retained NSR royalty of 1% on all new claims acquired within the defined Area of Interest which totals some 1,500 square kilometres covering the largest gold producing District in Alaska. One half of the royalty can be purchased for USD 2 million.

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
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(i)	Interests acquired from Redstar Gold Corp.

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of the following leases:

(1)	Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) 12 patented mining claims referred to as the “Connection” property. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 (paid) on signing and annual payments for the first three anniversaries of USD 10,800 (paid) and USD 16,200 for every year thereafter (paid to October 27, 2015). Redstar has an option to purchase the property (subject to the NSR royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(2)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009 (paid), USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2015). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(3)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased 2 patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009 (paid), USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2015). The lessor is entitled to receive a 3% NSR royalty on all production, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty). On May 29, 2014, the parties signed a First Amendment Agreement whereby the Lease is amended to provide that in addition to the Advance Minimum Royalty payments payable in respect of the Original Claims, the lessee will now pay to the lessor Advance Minimum Royalty payments in respect of the Yellow Rose Claims of USD 2,400 on execution, USD 2,400 on each of May 29, 2015, 2016 and 2017 (paid to May 29, 2015), USD 3,600 on May 29, 2018 and each anniversary thereafter.

(4)	Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased 12 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter (paid to May 16, 2015). The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(5)	Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009 (paid), USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 22, 2015). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(6)	Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009 (paid), USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation (paid to June 16, 2015). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

¤	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10. Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.
¤	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 (paid) and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada has agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 payable on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015. As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable (note 6) during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 km north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellowrose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing. The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $140,254 (USD 107,000) (May 31, 2015 - $132,579 (USD 107,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

6.	PROMISSORY NOTE PAYABLE

On March 28, 2013, the Company issued a promissory note payable of USD 240,000 bearing interest at 4.77% per annum due on the sooner of the commencing of use of the property for waste materials storage as stated in note 5(d)(ii)(3) or December 31, 2015. At August 31, 2015, the promissory note payable was translated to $315,768 (May 31, 2015 - $298,488).

7.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

There were no share issuances during the period ended August 31, 2015.

Stock options

Stock options awarded to employees and non-employees by the Company are measured and recognized in the Condensed Interim Consolidated Statement of Operations and Comprehensive Loss over the vesting period.

The Company has adopted an incentive stock option plan (the “2010 Plan”). The essential elements of the 2010 Plan provide that the aggregate number of common shares of the Company’s share capital that may be made issuable pursuant to options granted under the 2010 Plan (together with any other shares which may be issued under other share compensation plans of the Company) may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the 2010 Plan will have a maximum term of ten years. The exercise price of options granted under the 2010 Plan will not be less than the greater of the market price of the common shares (as defined by TSX, currently defined as the 5 day volume weighted average price for the 5 trading days immediately preceding the date of grant) or the closing market price of the Company’s common shares for the trading day immediately preceding the date of grant), or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the 2010 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

A summary of the status of the stock option plan as of August 31 and May 31, 2015, and changes during the periods are presented below:

	Three months ended August 31, 2015		Year ended May 31, 2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	7,396,334	$0.94	6,175,234	$0.84
Granted	-	-	1,575,000	1.34
Exercised	-	-	(18,900)	(0.50)
Forfeited	(20,000)	(0.96)	-	-
Expired	-	-	(335,000)	(1.00)

Balance, end of the period	7,376,334	$0.94	7,396,334	$0.94

The weighted average remaining contractual life of options outstanding at August 31, 2015 was 2.60 years (May 31, 2015 – 2.85 years).

Stock options outstanding are as follows:

	August 31, 2015			May 31, 2015
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

July 29, 2016	$0.50	464,434	464,434	$0.50	464,434	464,434
November 17, 2016	$0.67	210,000	210,000	$0.67	210,000	210,000
January 23, 2017	$1.10	50,000	37,500	$1.10	50,000	25,000
May 1, 2017	$0.73	50,000	25,000	$0.73	50,000	25,000
May 29, 2017	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017	$0.96	2,416,900	2,416,900	$0.96	2,436,900	2,436,900
October 29, 2017	$0.96	100,000	100,000	$0.96	100,000	100,000
August 16, 2018	$0.76	2,420,000	2,420,000	$0.76	2,420,000	1,611,720
September 8, 2019	$1.40	1,365,000	454,545	$1.40	1,365,000	454,545

		7,376,334	6,428,379		7,396,334	5,627,599

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. No options were granted (2014 - $nil) during the period ended August 31, 2015.

Stock-based compensation has been allocated as follows:

For the period ended August 31,	2015	2014

Consulting	$131,643	$123,826
Exploration expenditures – Geological/geophysical	5,455	16,431
Investor relations	38,901	71,219
Professional fees	8,237	18,777
Wages and benefits	110,645	226,228

	$294,881	$456,481

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

8.	RELATED PARTY TRANSACTIONS

During the period ended August 31, 2015, the Company entered into the following transactions with related parties:

For the period ended August 31,	2015	2014

Consulting fees to CFO	$18,000	$18,000
Wages and benefits to CEO and COO	143,869	102,879
Wages and benefits to former President	234,997	48,732
Directors fees (included in consulting fees)	33,750	22,500
Fees to Vice President of Corporate Communications (included in investor relations)	37,500	37,500
Professional fees to Vice President	-	19,260
Stock-based compensation to related parties	227,668	397,822

	$695,784	$646,693

As at August 31, 2015, included in accounts payable and accrued liabilities was $7,687 (May 31, 2015 – $9,880) in expenses owing to companies related to officers and officers of the Company.

These amounts were unsecured, non-interest bearing and had no fixed terms or terms of repayment. Accordingly, fair value could not be readily determined.

The Company has also entered into change of control agreements with officers of the Company. In the case of termination, the officers are entitled to an amount equal to a multiple (ranging from two times to three times) of the sum of the annual base salary then payable to the officer, the aggregate amount of bonus(es) (if any) paid to the officer within the calendar year immediately preceding the Effective Date of Termination, and an amount equal to the vacation pay which would otherwise be payable for the one year period next following the Effective Date of Termination.

9.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

August 31, 2015
Capitalized acquisition costs	$-	$5,142,115	$5,142,115
Property and equipment	$2,627	$93,036	$95,663

May 31, 2015
Capitalized acquisition costs	$-	$4,866,634	$4,866,634
Property and equipment	$2,840	$93,863	$96,703

CORVUS GOLD INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in Canadian dollars)
THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

For the period ended August 31,	2015	2014

Net loss for the period – Canada	$(493,500)	$(821,989)
Net loss for the period – United States	(1,327,792)	(1,805,029)

Net loss for the period	$(1,821,292)	$(2,627,018)

10.	SUBSIDIARIES

Significant subsidiaries for the three months ended August 31, 2015 and 2014 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2015	The Company’s effective interest for 2014

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

11.	SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended August 31,	2015	2014

Supplemental cash flow information
Interest paid (received)	$-	$-
Income taxes paid (received)	$-	$-

12.	SUBSEQUENT EVENTS

The following are the subsequent events since August 31, 2015.

a)	On September 1, 2015, the Company closed a non-brokered private placement equity financing and issued 4,255,320 common shares at a price of $0.47 per share for gross proceeds of $2,000,000.

b)	On September 9, 2015, the Company granted incentive stock options to consultants and employees of the Company to purchase 640,000 common shares in the share capital of the Company. The options are exercisable on or before September 9, 2020 at a price of $0.46 per share. The options will vest as to 33.3% on September 9, 2015, 33.3% on September 9, 2016, and 33.4% on September 9, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements for the three months ended August 31, 2015, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary economic assessments on the NBP and the Company’s LMS Project are preliminary in nature and include “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the NBP or the LMS Project will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, as filed with the SEC on August 26, 2015, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

Current Business Activities

General

The Company’s material mineral property is the NBP, an advanced exploration stage project in Nevada which has a number of high-priority, bulk tonnage and high-grade vein targets (held through Corvus Gold Nevada Inc. (“Corvus Nevada”), a Nevada subsidiary). In addition, the Company holds a 100% interest in two early stage projects in Alaska (Chisna and LMS) through its Alaskan subsidiary, Raven Gold Alaska Inc. (“Raven Gold”).

The primary focus of the Company will be to leverage its exploration expertise to expand its existing deposits and discover major new gold deposits. Other than with respect to the ongoing exploration of the NBP, the Company’s strategy is to leverage its other non-core assets by monetizing them for cash payments and maintaining a retained royalty and or carried interest for future value streams. To meet this objective, the Company has completed the sale of its West Pogo property and its surrounding regional database for cash payments to the Company and a retained royalty. In addition, the Company is looking to sell its LMS and Chisna projects under similar terms.

Highlights of activities during the period and to the date of this MD&A include:

•	NBP Exploration: The 2015 drilling campaign started in April and will continue until December of 2015. The 2015 drilling program is focused on assessing the expansion potential of the high-grade Yellowjacket deposit and surrounding vein systems as well as assessing the potential for discovery of new high-grade systems throughout the North Bullfrog District.
•	Initial drilling in the new East Bullfrog area has discovered low-grade gold and silver mineralization in the Alunite Hill target area and a number of new targets have been developed from the recent large soil survey of the area. These targets as well at others will be drill tested this year.

•	On July 29, 2015, the West Pogo property in Alaska and the surrounding Goodpaster database has been sold to Millrock Resources Inc. for a cash payment of USD $120,000 and an overriding royalty interest in the West Pogo property and on new claims staked within a large surrounding Area Of Interest.
•	On September 1, 2015, the Company closed a non-brokered private placement equity financing with Resource Capital Fund and issued 4,255,320 common shares at a price of $0.47 per share for gross proceeds of $2,000,000. The funding will be used to continue exploration on the NBP and for general corporate costs.
•	On September 9, 2015, the Company granted incentive stock options to consultants and employees of the Company to purchase 640,000 common shares in the share capital of the Company. The options are exercisable on or before September 9, 2020 at a price of $0.46 per share. The options will vest as to 33.3% on September 9, 2015, 33.3% on September 9, 2016, and 33.4% on September 9, 2017.

•	Chisna Project in Alaska has been reduced to the core claims’ covering the Grubstake copper-gold porphyry system. The remaining Chisna claims and the surrounding regions geologic database are being offered for sale.

Corporate Financing Activities

On September 1, 2015, Corvus Gold Inc. closed a $2,000,000 non-brokered private placement at $0.47. Under the terms of the agreement, the Company issued 4,255,320 common shares with no warrant and a 6 month hold period on the stock. With the completion of this financing, Resource Capital Fund joins the growing list of other major long-company, long-gold Corvus Gold shareholders.

Nevada Property

North Bullfrog Project

Our principal mineral property is the NBP, a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 15 km north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. The below information is in part summarized or extracted from our NI 43-101 technical report entitled “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project Bullfrog Mining District, Nye County, Nevada” with an effective date of June 16, 2015 (the “Technical Report”), which was prepared for us by Scott W. Wilson, CPG, SME-RM, of Metal Mining Consultants, Inc., Stephen Batman, SME-RM of SBB Mining Solutions, LLC, Herbert Osborne, Metallurgical Eng., SME-RM, of H. C. Osborne and Associates., and William J. Pennstrom, Jr., SME-RM of Pennstrom Consulting Inc.

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

Figure 1. Property Map showing the Location of the North Bullfrog Project.

Figure 2. Property Map of the North Bullfrog Project, Blue outline shows the NBP boundary and red areas are the Leased Private Land (UTm NAD 27 Zone 11).

YellowJacket Exploration Work

2014 YellowJacket Drilling Program

In 2014, Corvus drilled 48 oriented core holes totaling 12,636 metres (41,456 feet). These included 36 HQ3 holes, and 12 PQ3 holes for metallurgical samples. The 2014 program was focused on resource definition and metallurgical sampling of the YellowJacket Vein and Stockwork system. Two additional channel sample profiles were completed along new roadcuts totaling 181 metres (595 feet). The 2014 drill results have been incorporated into the revised estimates of mineralized volumes in the Sierra Blanca Disseminated and the YellowJacket Vein-Stockwork zones reported in the NI 43-101 Technical Report with an effective date of June 16, 2015. Figure 3 shows a geologic map of the Josh Vein structure and location of drill holes.

The YellowJacket vein mineralization, illustrated by the cross section in Figure 4, is structurally-controlled and occurs in distinct quartz veins and stockwork zones, as opposed to the more typical disseminated mineralization at the NBP. Significant intercepts from YellowJacket drilling between June and the end of November, 2014 are listed in Table 1 to illustrate the distribution of veins and vein stockworks encountered in this structurally controlled mineralization.

Figure 3. Geologic Map of the YellowJacket Zone Showing Major Structures and Drill Holes.

Table 1: Significant 2014 Drill Intercepts from the YellowJacket Structural Zone Showing the Distribution of Higher Grade Mineralization in Structurally Related Quartz Vein and Stockwork Intervals.

Hole ID and Orientation	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	98.0	116.4	18.4	0.14	0.93	Disseminated
NB-14-377	116.4	122.5	6.1	0.81	1.86	HW Peripheral
	122.5	130.0	7.5	3.16	7.99	HW Stockwork
	130.0	133.7	3.7	1.80	19.2	Josh Vein
			17.3	2.04	8.23	Vein + HW Stockwork
Az. 90	133.7	143.9	10.1	0.41	5.20	FW Stockwork
Incl. -80	143.9	152.4	8.5	0.32	5.50	FW Peripheral

	73.2	74.2	1.0	1.23	9.60	Isolated Vein
	82.2	83.4	1.2	0.57	11.0	JV HW Stockwork
NB-14-378	83.4	92.6	9.2	18.0	260	Josh Vein
	92.6	97.9	5.3	0.15	2.74	JV FW Stockwork
	97.9	105.6	7.7	0.31	1.92	JV FW Peripheral
	107.1	124.7	17.5	0.23	0.89	JV HW Peripheral

	25.2	29.3	4.1	0.16	0.94	JV HW Peripheral
NB-14-379	29.3	32.3	3.1	0.34	2.32	JV HW Stockwork
	32.3	33.5	1.1	2.35	7.77	Josh Vein
	33.5	38.0	4.6	0.21	5.71	JV FW Stockwork
Az. 90	80.9	81.1	0.2	0.05	57.5	Isolated Vein
Incl. -45	126.6	129.1	2.5	0.53	1.09	Isolated Vein

	46.3	51.4	5.1	0.43	4.9	NE50 HW Stockwork
	51.4	54.9	3.6	4.19	149.8	NE50
	54.9	63.0	8.0	0.31	10.0	NE50 FW Stockwork
			16.7	1.18	38.4	NE50 + Stockwork
	80.0	85.3	5.3	0.41	2.8	JV HW Stockwork
NB-14-380	85.3	90.0	4.8	13.81	243.3	Josh Vein
Az 90; Incl -70	90.0	92.7	2.7	1.04	4.8	JV FWStockwork
			12.7	5.57	93.5	Josh Vein + Stockwork
	113.2	114.9	1.7	0.88	1.9
	120.2	157.4	37.2	0.34	1.0	Disseminated
	157.4	165.6	8.2	0.70	1.1	Disseminated

NB-14-381	108.1	113.9	5.9	0.29	4.4	Disseminated
Az 90; Incl -45	119.1	122.8	3.7	0.51	10.0	Disseminated

	97.5	104.0	6.5	0.25	1.4	JV HW Stockwork
	104.0	108.7	4.7	4.62	33.9	Josh Vein
	108.7	116.1	7.4	1.05	1.5	JV FWStockwork
NB-14-382			18.6	1.67	9.6	JoshVein + Stockwork
Az 90; Incl -80	116.1	159.1	43.0	2.56	2.3	WV FWPeriph
Including	127.2	127.7	0.5	181.50	94.0	Single vein
	167.7	170.5	2.7	0.11	141.6	High Silver Fault Gouge
	172.5	199.1	26.6	0.50	1.1	Disseminated

	124.4	129.1	4.7	0.55	2.2	Disseminated
	138.1	150.3	12.2	0.52	1.6	JV HW Periph
	150.3	160.1	9.9	0.86	8.0	JV HW Stockwork
NB-14-383	160.1	164.9	4.7	0.40	4.0	Josh Vein
	164.9	192.5	27.6	0.43	1.6	JV FW Stockwork
Az 90; Incl -80			42.2	0.52	3.4	JoshVein + Stockwork

	103.5	114.4	10.9	0.58	5.6	JV HW Stockwork
NB-14-384	114.4	128.0	13.6	6.13	83	Josh Vein
Including	114.4	118.9	4.5	16.7	150
	128.0	134.8	6.8	0.37	1.3	JV FW Stockwork
			31.3	2.95	0.8	Josh Vein + Stockwork
Az 90 Incl -55	152.3	165.5	13.2	0.58	1.1	FW Veining
	224.8	234.1	9.3	0.46	0.8	Ended in Min

Hole ID and Orientation	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	133.5	162.3	28.8	0.59	2.6	JV HWPeriph
Including	138.1	151.8	13.7	0.77	2.9
	175.7	177.7	2.0	0.61	2.3	JV HW Stockwork
NB-14-385	177.7	183.4	5.7	2.10	3.9	Josh Vein
	183.4	195.6	12.2	0.35	4.3	JV FW Stockwork
Az 90 Incl -78			19.9	0.88	4.0	Josh Vein + Stockwork

	61.0	64.2	3.2	9.43	87	A Fault Vein
NB-14-386	89.5	103.9	14.4	1.53	10	Josh Vein
Including	92.2	95.7	3.5	2.86	28
	103.9	123.3	19.4	1.49	4.0	JV FW Stockwork
			33.8	1.51	6.6	Josh Vein + Stockwork
Az 90 Incl -45	130.9	173.1	42.3	0.65	3.0	EZ Stockwork02
	176.7	220.6	44.0	0.48	1.5	EZ Stockwork01b

	153.3	170.2	17.0	0.82	4.4	JV HW Stockwork
NB-14-387	170.2	173.6	3.3	1.85	13.8	Josh Vein
	173.6	181.1	7.5	0.98	6.4	JV FW Stockwork
Az 90 incl -63			27.8	1.0	6.1	Josh Vein + Stockwork

	142.0	153.2	11.2	1.1	4.8	JV HW Stockwork
NB-14-389	153.2	161.7	8.5	6.1	33.6	Josh Vein
	161.7	166.6	4.9	1.0	1.8	JV FW Stockwork
Az 58 incl -57			24.6	2.8	14.1	Josh Vein + Stockwork

	130.8	147.0	16.2	0.58	1.72	Disseminated
	173.4	194.4	21.0	0.3	8.6	NE30
NB-14-390	194.4	198.4	4.0	0.2	7.8	JV HW Stockwork
	198.4	216.5	18.1	0.2	12.9	JV FW Stockwork
			22.1	0.2	12.0	Josh Vein Stockwork
Az 90 incl -80	223.6	229.6	6.0	0.69	2.00	Disseminated

NB-14-391	117.4	129.2	11.8	0.7	1.7	NE30
Including	129.2	142.6	13.4	6.5	40.7	JV HWStkwk
	142.6	151.0	8.4	17.3	66.3	Josh Vein
	151.0	156.3	5.3	0.7	5.8	JV FW Stockwork
			27.1	8.7	41.8	Josh Vein + Stockwork
Az 90 incl -67	204.5	228.0	23.5	0.67	0.85	Disseminated

	211.8	218.1	6.2	0.8	7.9	JV HW Stockwork
NB-14-392	218.1	219.0	0.9	12.7	58.3	Josh Vein
	219.0	221.1	2.1	0.4	1.3	JV FW Stockwork
			9.3	1.9	11.5	Josh Vein + Stockwork
Az 90 incl -45	251.1	262.4	11.3	3.32	4.14	Rhyolite Stockwork

	139.6	146.8	7.2	0.89	1.0	Disseminated
	181.6	187.2	5.6	0.82	1.1	Disseminated
	207.6	225.3	17.8	0.45	4.0	JV HW Stockwork
NB-14-393	225.3	228.3	3.0	0.66	40.5	Josh Vein
	228.3	231.6	3.3	0.25	11.2	JV FW Stockwork
Az 90 incl -51	293.5	360.1	66.7	0.46	0.9	Disseminated

	114.9	177.3	62.4	0.67	1.3	Disseminated
	242.2	253.8	11.6	0.25	5.9	NE30
NB-14-394	253.8	255.7	1.9	0.29	8.1	JV HWStkwk
	255.7	258.4	2.7	0.18	4.6	JV FWStkwk
Az 90 incl -62	286.8	322.4	35.6	0.41	1.3	Qtz Stockwork

	229.2	240.5	11.3	0.77	16.4	NE30 HWStkwk
NB-14-395	240.5	254.7	14.2	0.81	4.7	NE30
Az 69 incl -50	254.7	287.7	33.0	0.81	3.2	NW10 Fault

NB-14-396	147.6	160.9	13.4	0.41	1.2	Disseminated
	328.6	333.4	4.8	1.03	2.9	NW10 Fault
Az 66 incl -62	333.4	340.8	7.4	0.43	1.0	NW10 HW Stockwork

	40.5	44.2	3.7	0.44	5.0	Silicified Fault in Debris Flow
NB-14-397	141.5	218.7	77.2	0.35	1.5	Disseminated
	316.3	324.8	8.5	0.70	1.6	Py Veining
Az 90 incl -65	372.8	374.1	1.3	0.24	2.1	NW10 Fault

Hole ID and Orientation	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	147.4	166.8	19.4	0.37	0.9	Disseminated
NB-14-398	170.8	191.8	21.0	0.42	0.7	Disseminated
	231.5	243.0	11.5	0.73	1.0	Qtz Stockwork
Az 65 incl -68	334.7	340.0	5.3	0.41	1.0	Qtz Stockwork

	112.2	115.4	3.2	0.67	4.9	JV HW Stockwork
NB-14-399	115.4	116.9	1.6	10.59	59.1	Josh Vein
	116.9	121.6	4.7	0.99	4.3	JV FW Stockwork
			9.4	2.5	13.7	Josh Vein + Stockwork
Az 90 incl -45	147.1	154.2	7.1	0.66	1.0	Qtz Stockwork

	119.7	133.7	14.0	0.4	2.2	JV HWStkwk
NB-14-400	133.7	139.3	5.6	13.9	60.1	Josh Vein
	139.3	155.6	16.3	32.6	20.3	Footwall Stockwork
including	145.0	151.7	6.7	73.5	38.4

Az 90 incl -60			35.9	17.1	19.5	Josh Vein + Stockwork
	145.7	166.8	21.1	6.9	8.0	Hangingwall Stockwork
NB-14-401	166.8	167.7	0.9	0.7	5.5	Josh Vein
	167.7	177.7	10.0	1.0	2.4	JV FWStkwk
Az 90 incl -73			32.0	4.9	6.2	Vein + Stockwork

	152.6	179.3	26.7	1.7	7.6	JV HWStkwk
NB-14-402	179.3	183.7	4.5	14.6	79.0	JV
	183.7	195.5	11.8	0.5	10.1	JV FWStkwk
Az 112 incl -46			63.2	4.2	11.9	Josh Vein + Stockwork

	129.0	130.7	1.7	145	22	Upper Stockwork
	148.6	172.6	24.0	0.4	1.8	Hangingwall Stockwork
NB-14-403	172.6	173.6	1.0	0.5	4.5	Josh Vein
	173.6	180.8	7.1	0.4	3.9	Footwall Stockwork
Az 136 incl -72			32.1	0.4	2.3	Josh Vein + Stockwork

	116.1	119.7	3.5	2.1	1.8	Upper Stockwork
	129.2	131.4	2.2	1.1	5.7	Hangingwall Stockwork
NB-14-404	131.4	134.0	2.7	0.5	19.7	Josh Vein
	134.0	137.1	3.1	8.6	14.2	Footwall Stockwork
Az 90 incl -54			7.9	3.8	13.7	Josh Vein + Stockwork

	135.8	144.5	8.7	2.4	12.3	NE30 Fault
	144.5	153.3	8.8	0.3	6.8	NE30 Footwall Stockwork
	170.2	174.7	4.4	0.4	17.3	JV HWPeriph
	174.7	179.6	5.0	2.8	26.6	Hangingwall Stockwork
NB-14-405	179.6	186.0	6.4	2.0	41.1	Josh Vein
	186.0	192.6	6.5	2.2	6.7	Footwall Stockwork
Az 90 incl -68			17.9	2.3	24.6	Josh Vein + Stockwork

	173.1	198.7	25.6	0.8	2.8	Peripheral Stockwork
	198.7	207.6	8.9	1.0	2.3	Hangingwall Stockwork
NB-14-406	207.6	217.3	9.7	1.8	4.9	Josh Vein
	217.3	224.6	7.2	0.6	2.3	Footwall Stockwork
Az 132 incl -71			25.8	1.2	3.3	Josh Vein + Stockwork

NB-14-407	69.6	95.4	25.8	0.36	1.47	Disseminated Oxide
Including	73.3	78.7	5.4	0.82	2.49	NE60 Fault
azi 90 incl -50

	141.9	147.4	5.5	0.65	2.4	NE30 HW Stockwork
	147.4	151.4	4.0	1.87	12.1	NE30 Fault
	151.4	155.0	3.6	0.42	4.3	NE30 FW Stockwork
			13.1	0.96	5.9	Fault + Stockwork
NB-14-408	186.8	204.4	17.6	0.89	2.95	JV HW Stockwork
	189.7	193.9	4.1	2.11	6.51	Including
	204.4	208.4	4.0	0.39	2.51	JV
	208.4	216.2	7.8	0.41	1.48	JV FW Stockwork
			15.9	1.3	4.6	Vein + Stockwork
azi 90 incl -74	216.2	237.1	20.9	0.81	2.3	Sulphide Stockwork

Hole ID and Orientation	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	102.1	106.1	4.0	0.37	6.0	NE30 HW Stockwork
	106.1	114.0	7.8	1.39	6.7	NE30 Fault
	114.0	126.0	12.0	0.77	5.2	NE30 FW Stockwork
			23.9	0.91	5.8	Fault + Stockwork
NB-14-409	210.3	227.0	16.7	1.74	3.17	JV HW Stockwork
	227.0	228.0	1.0	4.22	8.05	JV
	228.0	239.9	11.8	0.69	1.70	JV FW Stockwork
azi 118 incl -57			29.6	1.4	2.7	Vein + Stockwork

	128.3	132.2	4.0	1.15	53.90	JV HW Stockwork
NB-14-410	132.2	134.4	2.2	8.87	450.09	JV
	134.4	138.2	3.8	2.00	8.60	JV FW Stockwork
			9.9	3.18	124.34	Vein + Stockwork
azi 90 incl -64	149.2	150.8	1.6	13.57	3.92	FW Zone

NB-14-411	96.9	100.6	3.7	5.7	19.2	JV Fault
azi 125 incl -79

	131.5	141.7	10.2	0.50	7.83	JV HW Stockwork
NB-14-412	141.7	146.3	4.5	0.95	19.74	JV
	146.3	159.9	13.7	1.32	6.11	JV FW Stockwork
			28.4	0.97	8.90	Vein + Stockwork
	159.9	169.5	9.6	0.76	4.07	JV FW Peripheral
azi 90 incl -71	193.6	203.6	10.0	0.52	1.48	FW Min

	0.0	11.6	11.6	0.21	2.5	Disseminated Oxide
	11.6	21.4	9.8	0.50	2.9	NE30 HW Stockwork
NB-14-413	21.4	26.4	5.0	0.21	5.9	NE30 Fault
			14.8	0.40	3.9	Fault + Stockwork
	29.2	77.6	48.4	0.31	1.1	Disseminated Oxide
	77.6	78.4	0.8	0.54	2.42	JV Fault
	78.4	82.7	4.2	6.99	4.23	JV FW Stockwork
azi 163 incl -61			5.0	5.9	3.9	Vein + Stockwork

	153.3	154.1	0.8	0.53	7.27	JV HW Stockwork
NB-14-414	154.1	165.0	11.0	8.13	30.53	JV
	165.0	175.9	10.8	0.54	2.40	JV FW Stockwork
			22.6	4.22	16.20	Vein + Stockwork
azi 90 incl -63	175.9	191.1	15.2	0.49	1.27	JV FW Peripheral

	142.6	194.1	51.6	2.09	5.50	JV HW Stockwork
	191.4	192.3	0.9	78.90	32.00	Including
NB-14-415	194.1	195.9	1.8	1.18	24.80	JV
	195.9	197.2	1.3	0.22	6.73	JV FW Stockwork
azi 90 incl -53			54.6	2.0	6.2	Vein + Stockwork

	144.6	154.5	10.0	0.48	2.92	JV HW Stockwork
NB-14-416	154.5	161.1	6.6	0.88	17.01	JV
	161.1	170.8	9.7	0.52	6.33	JV FW Stockwork
			26.3	0.59	7.71	Vein + Stockwork
azi 79 incl -70	170.8	188.1	17.2	0.52	1.68	JV FW Peripheral

NB-14-417	66.4	84.6	18.1	0.21	0.13	Disseminated Oxide
	103.3	153.3	50.1	0.35	0.98	Disseminated Oxide
azi 90 incl -55	110.5	118.3	7.8	1.12	1.01	NE70 Fault

	64.2	65.1	0.9	30.50	255.0	HW Vein
	95.4	113.6	18.2	0.95	4.30	JV HW Stockwork
NB-14-418	113.6	128.4	14.8	9.21	179.89	JV
	113.6	118.4	4.8	21.18	197.06	Including
	128.4	133.1	4.8	0.34	23.18	JV FW Stockwork
azi 17 incl -68			37.7	4.1	75.4	Vein + Stockwork

	64.9	75.2	10.3	0.25	0.90	Disseminated Oxide
NB-14-419	75.2	81.5	6.3	0.37	1.19	NE60 Fault
	81.5	90.8	9.3	0.43	2.54	NE60 FWStkwk
azi 110 incl -50	90.8	107.6	16.8	0.25	1.99	NE60 FWPeriph

Hole ID and Orientation	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comments
	104.2	143.5	39.3	0.28	1.53	Disseminated Oxide
	174.4	181.3	6.9	0.86	5.05	JV HW Stockwork
NB-14-420	181.3	182.9	1.6	0.32	7.06	JV
	182.9	185.8	2.9	0.83	6.46	JV FW Stockwork
azi 90 incl -61			11.5	0.78	5.69	Vein + Stockwork

NB-14-421	90.8	136.2	45.3	0.26	0.87	Disseminated Oxide
Including	111.3	124.9	13.6	0.33	0.70	Including
azi 257incl -67

NB-14-422	77.5	118.6	41.2	0.40	1.59	Disseminated Oxide
	180.8	212.8	32.0	0.61	1.19	NE70 Zone
Including	183.8	187.3	3.5	2.61	3.28
azi 70 incl -60

	100.0	101.5	1.5	0.34	1.63	NE60 HWStkwk
NB-14-423	101.5	104.6	3.1	0.87	1.72	NE60
azi 103 incl -61	104.6	107.6	3.0	0.37	1.87	NE60 FWStkwk

NB-14-424	114.6	161.6	47.0	0.24	1.63	Disseminated Oxide
azi 101 incl -45	192.8	200.2	7.3	0.56	3.99	Unnamed Quartz Vein

SBRC-15	0.0	74.7	74.7	0.36	0.68	Veined Oxide
Including	6.1	13.7	7.6	0.53	0.54	Quartz Stockwork
Including	35.0	41.2	6.1	0.79	1.42	Quartz Stockwork

Figure 4. Geologic Cross Section Through YellowJacket.

Mineral Resources

North Bullfrog Project Resource Estimate

A mineral resource estimate for the NBP, effective as at June 16, 2015, has been prepared as part of the updated Technical Report. The basis for the mineral resource estimates at the NBP is geologic models developed by Corvus’ geologists. Geologic logs, alteration and geochemical data were used to define the mineralized zones, and were the limiting factor for gold distribution for the resource estimations. Both Ordinary Kriging and Inverse Distance calculations were used to develop block models of gold and silver mineralization at several cut-off grades (“COG”). The mineral resource is subdivided according to the specific processing requirements of the different types of mineralization, and consists of higher grade mineralization within the Yellowjacket Zone, which would require a mill circuit with gravity concentration and cyanide leaching of the concentrate and gravity tail, and lower grade, oxidized disseminated mineralization from the Sierra Blanca, Jolly Jane and Mayflower areas, which would be suitable for run-of-mine heap leach processing. The estimated mineral resource is summarized in Table 2, where it has been estimated as the portion of mineralization with reasonable prospects for extraction defined by Whittle® analysis of the resource block models. The Whittle® software defined an open pit mining shell at a gold price of US $1,200/oz, economic parameters typical of Nevada open pit mines and metallurgical recoveries indicated by NBP testing data received to date. The estimated mineral resource is defined by mineralization falling within the open pit mining shell which would be processed and is listed in Table 2.

Table 2: Measured, Indicated, and Inferred Mineral Resource Estimate for the North Bullfrog Project Defined by

Whittle® pit volumes, including both the YellowJacket Vein/Stockwork and Disseminated Oxide Mineralization at $1,200 Gold Price

		Yellowjacket (milling)				Disseminated (heap leach)				Total
WhittleTM Pit Gold Price*	Resources Category	Cutoff** (Gold g/t)	Tonnes (Mt)	Gold (g/t)	Silver (g/t)	Cutoff** (Gold g/t)	Tonnes (Mt)	Gold (g/t)	Silver (g/t)	Strip Ratio	Contained Au kozs	Contained Ag kozs
$1,200	Measured	0.52	3.86	2.55	19.70	0.15	0.30	0.25	2.76	0.70	318.9	2,471.5
	Indicated		1.81	1.53	10.20		22.86	0.30	0.43		308.9	911.1
	Total M & I		5.67	2.22	16.67		23.15	0.30	0.46		627.7	3,382.6
	Inferred		1.48	0.83	4.26		176.35	0.19	0.67		1,132.2	4,005.0

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

Cautionary Note to US Investors: The terms Measured Resource, Indicated Resource and Inferred Resource as described in Table 2 above are as defined in Canadian National Instrument 43-101. These terms are not defined under SEC Industry Guide 7 and are not recognized by the SEC. These estimated mineral resources are not SEC Industry Guide 7 proven and probable reserves. See “Cautionary Note to US Investors Regarding Mineral Reserve and Resource Estimates” above.

Metallurgical Testing of Gravity Concentration with Cyanide Leaching of the Gravity Tail – YellowJacket Samples

Metallurgical testing of combined gravity concentration with cyanide leaching of the gravity tail was performed for two different sets of composite samples representing Josh vein and vein stockwork materials for the YellowJacket zone. The YJ PQ composites represented vein and stockwork materials from above the oxidation horizon, and a second set, YJ JV samples, were used to create composites representing Josh vein and stockwork materials from below oxidation. The testing included E-GRG tests to provide a basis to predict the optimum grind size for gravity recovery and to simulate performance of a gravity concentrator at mill scale. The feed samples were ground to 80% passing -212μm (-65 mesh) then processed through a Knelson® concentrator. For the YJ PQ composites, the gravity recoverable gold from the concentrate was determined, and the gravity tail material was processed in a 96-hour Bottle Roll Test (BRT) to measure tail recoverable gold. Table 3 lists the combined gravity and tail CN recovery in the YJ PQ composites for gold and silver.

Table 3: Summary of Gravity Concentration with CN Leaching of Tail Materials Tests for the YJ PQ Composites from YellowJacket

Composite	Material	Feed Size (P80)	Au rec. (%)	Ag rec. (%)	CN cons. (kg/tonne)	Lime Added (kg/tonne)
YJPQ 01	Vein	-150μm	93.7	75.0	0.26	2.1
		-75μm	95.6	78.2	0.15	1.4
YJPQ02	Stockwork	-150μm	94.8	76.9	0.14	1.7
		-75μm	95.6	80.8	0.17	1.6
YJPQ03	Stockwork	-150μm	88.2	71.1	0.10	1.4
		-75μm	93.3	77.1	0.13	1.5
YJPQ04	Stockwork	-150μm	72.8	64.2	0.15	1.4
		-75μm	74.1	68.2	0.12	2.0

The YJ JV samples were batch processed through the gravity concentrator with a nominal 0.3 % mass pull to the concentrate. The concentrate was then re-ground to 80% -45μm (-325 mesh) and intensively CN leached. The leached concentrate was combined with the gravity tail product which was ground to 80% -150μm and -75μm and then leached. The combined gravity recovery and tail recovery are listed in Table 4.

Table 4: Summary of Gravity Concentration with intense CN Leaching of Concentrate and CN Leaching of Tail Materials for the YJ JV Composites from YellowJacket

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

Preliminary Economic Assessment

The Preliminary Economic Assessment (“PEA”) performed for the Technical Report, assumes development of a conventional drill and blast, surface mine using haul trucks and front end loaders, milling of higher grade mineralization with gravity-cyanide leaching of the YellowJacket mineral resource, and heap leach processing of low grade mineralized material from the Sierra Blanca, Jolly Jane, and Mayflower mineral resources. Mineralized material from the YellowJacket vein and stockwork mineral resource would be delivered to a processing plant incorporating a gravity concentration circuit with intense cyanide leaching of the gravity concentrate followed by cyanide leaching of the gravity tail product. Tail materials would be stored in a conventional, lined tailing storage facility (TSF). Lower grade disseminated mineralization would be processed by heap leaching of run of mine (ROM) material. Ultra-high intensity blasting would be performed to minimize particle size for enhanced heap leach recoveries and would allow transport and stacking on a heap leach pad using a feeder/conveyor/stacker system. Gold and Silver in leachate solutions would be recovered from carbon from both processes and a doré would be produced in a refinery located in the Mill. Summary results for the PEA are listed in Table 5. Sensitivity of the projected financial performance of the North Bullfrog project to gold price is listed around the Base Case assumption of a constant gold price of US $1,200 per ounce in Table 6.

The PEA uses gold and silver recoveries for a gravity-cyanide leach mill that are estimated from two sets of metallurgical composite samples developed from PQ core materials generated in YellowJacket drilling programs during 2013 and 2014. Gravity concentrate samples were developed using a Knelson® concentrator. The Knelson® feed was ground to P80 -0.21mm (-65 mesh). The produced gravity concentrate was then re-ground to P80 -0.044mm (325 mesh), and subjected to intense cyanide leaching. The leached concentrate was then re-combined with the gravity tail product and ground to P80 -0.074mm (-200 mesh) before the final cyanide leach to maximize gold and silver recovery. Average recoveries of 86.8% for gold and 71.4% for silver were assumed for the mill process plant.

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

A summary of the PEA results for the base case gold price assumption of US $1,200 is listed in Table 6. Table 7 lists Key Physical data from the project concept and production plan. Working capital and initial fills, which are recovered at the end of year 1 and at the end of the project respectively, were estimated to be US $16.4 M. Operating costs included in the PEA were based on mining, processing, administration and reclamation, and are listed in Table 8, where they are normalized to process tonnage and recovered gold ounces. Total LOM cash operating costs are projected to be US $635 / produced Au oz and LOM capital cost (adjusted for recovery of pre-strip mining, working capital recovery and initial fills recovery) was estimated to be an additional US $206 / produced Au oz.

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

Table 5: North Bullfrog Project - PEA Summary Results

(values in 2015 US$ based on $1,200 gold price, mining recoverable resources defined by pit shells and 0.52 g/t gold mill breakeven grade and 0.15 g/t gold heap leach breakeven grade)

Parameter	Summary Data
Mineral resource - Measured Au and Ag	4.04 M t at 2.43 g/t Au for 316.2 kozs and at 18.89 g/t Ag for 2.46 Mozs
Mineral resource - Indicated Au and Ag	22.14 M t at 0.41 g/t Au for 289.6 kozs and at 1.18 g/t Ag for 0.84 Mozs
Mineral resource - Inferred Au and Ag	137.09 M t at 0.21 g/t Au for 926.2 kozs and at 0.75 g/t Ag for 3.32 Mozs
Pre-Tax Total Cash Flow; IRR at US$1,200* per Au oz	US$479 M; 53%
Post-Tax NPV(5%) ; IRR at US$1,200* per Au oz	US$246 M; 38%
Overall Strip Ratio	0.6 to 1 (overburden to mined mineral resource)
Average Annual Gold Production Years 1-6*	154 k Au Eq oz/year
Average Annual Gold Production Years 7-10*	69 k Au Eq oz/year
Average Gold Recovery - Mill	86.8%
Average Gold Recovery – Heap Leach	73.9%
Average Cash Cost	US$635/Au oz
Average Silver Recovery - Mill	71.4%
Average Silver Recovery – Heap Leach	6%
Average Total Mining Rate	69.7 k tonne/day
Average Mineralized Material Mining Rate	44.4 k tonne/day

* - Silver:Gold price ratio = 73.7

Table 6: Base Case Gold Price Sensitivity Analysis – North Bullfrog Project

(cash basis, all values in constant 2015 US$)

Gold Price ($/Oz)	Pre-Tax Total Cash Flow ($M)	NPV5% ($M) Post- Tax*	IRR (%)	Payback (yrs)
$1,000	234.7	$102.9	20.5	3.0
$1,100	356.7	$174.9	29.6	2.5
$1,200	478.7	$245.9	37.9	2.2
$1,300	600.8	$317.4	45.8	1.9
$1,400	722.8	$387.6	53.2	1.8

* - considers production royalties, Nevada mineral net proceeds and US Federal Income Tax

Table 7: PEA Key Physical Data - North Bullfrog Mill & Heap Leach Project

Key Physical Data	Units	Value
Heap Leach Feed Mined	M tonnes	156.8
Mill Feed Mined	M tonnes	7.1
Overburden Mined	M tonnes	95.8
Total Material Mined	M tonnes	259.7
Mine Life*	Years	10
Contained Gold	Mozs	1.53
Recovered Gold	Mozs	1.19
Contained Silver	Mozs	6.61
Recovered Silver	Mozs	2.49
Average Strip Ratio	Overburden/Process Feed	0.60
Average Diluted Gold Grade Heap Leach	g/t	0.22
Average Diluted Gold Grade Mill	g/t	1.92
Average Gold Recovery	%	78%
Annual Process Feed Mined	M tonnes/yr	16.2
Average Annual Gold Produced	Au kozs/yr	117.0

*-excludes leach pad rinse period at end of mine

Table 8: Operating Costs - North Bullfrog Mill & Heap Leach Project

(Constant 2015 US$)

Cost	Cost per Process tonne ($/tonne)	Cost/Recovered Gold Oz ($/Oz)
Mining	$2.41	$332
Processing	$1.65	$227
Administration	$0.43	$60
Reclamation	$0.12	$17
Total Operating Cost	$4.61	$636

Estimated capital costs are listed in Table 9, where they are divided between initial and sustaining capital. The initial capital is estimated to be US $175.4M which includes equipment and construction, EPCM and Contingency. Sustaining capital includes leach pad expansions, mobile equipment purchases and rebuilds. Life of mine sustaining capital is estimated to be US $83.3 M.

Table 9: PEA Initial Capital Estimate - North Bullfrog Project

Capital Area	Estimated Capital Cost (US $M)
Initial Capital	$129.8M
EPCM	$19.1M
Contingency	$26.5 M
Total Initial Capital Cost	$175.4M

Sustaining Capital	83.3 M
Total LOM Capital Cost	258.7M

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

Proposed Activities

The PEA results, for the combined mill and heap leach configuration, indicate the substantial impact on the potential project performance of the higher grade vein and vein stockwork mineralization. Therefore it is recommended that future exploration should focus on the identification of other structural related mineralization. These recommended activities for an initial phase are:

•	Drill structures identified in the Eastern Steam-heated Alteration Zone
•	Explore Structural Targets around Sierra Blanca
•	Continue Baseline Data Collection

The projected costs for the next phase of this program are outlined in Table 10.

Table 10: Proposed Budget to Support Recommended Program at NBP

Activity		Amount
Exploration Drilling and Data Management	US$	0.9 M
Baseline Data Collection	US$	0.1 M
Total	US$	1.0M

We presently estimate that the foregoing programs will have an approximate cost of US$1.0 million to the end of the current calendar year at December 31, 2015, and we presently have the funds to carry out this work.

Through the end of our current fiscal year at May 31, 2016, we anticipate that we will have aggregate annual expenditures on the NBP of approximately US$5.9M.

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

North Bullfrog District Wide Exploration Program

The Company is engaged in a District wide exploration program to assess the potential for further high-grade vein systems similar to the recent YellowJacket discovery as well as assessing the potential for expanding the YellowJacket system itself. The initial drilling phase of this new discovery exploration program was started in the spring of 2014 with surface mapping, sampling and geophysics in the new East Bullfrog area as well as further assessment of the greater Sierra Blanca area. Drilling of newly defined targets in the main Sierra Blanca/YellowJacket resource area and the new East Bullfrog exploration area began in April of this year and will involve the completion of approximately 10,000 metres of core and reverse circulation drilling by December of this year. The program will conduct the first modern exploration drilling ever done in the new and very large East Bullfrog target, a massive area of intense alteration covering some 142 kilometres. In addition the program will test a number of targets in and around the large Sierra Blanca/YellowJacket deposit which could host other YellowJacket or Bullfrog type systems.

Initial results from the first target drill tested in 2015 were announced on July 9, 2015 and returned encouraging stockwork veining intercepts from the NE Sierra Blanca target, a new NE trending structural zone with similarities to the YellowJacket deposit which is approximately 400 metres to the east (Table 11).

Table 11: Stockwork Vein Intercepts* from North Sierra Blanca Target

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

* stockwork veining is defined as the intervals vein density of >5% and a cutoff grade of 1.0 g/t gold

NB-15-425 was targeted on a series of NE-trending, moderate to steeply west-dipping structures that control alteration and quartz stockwork veining on the northwest side of the Sierra Blanca deposit and possibly the western counterpart for the YellowJacket Vein system. The Sierra Blanca deposit was originally drilled out with vertical holes. Identifying steeply dipping feeder veins similar to the YellowJacket discovered on the east side or others that could be internal or west of the deposit indicates potential for another YellowJacket deposit. The upper part of hole NB-15-425 encountered 4.1 metres at 1.3 g/t Au oxide mineralization in the Savage Valley dacite on a splay of the NE30 fault zone. These grades in upper level stockwork veining hosted in dacite are consistent with those returned from the upper parts for a YellowJacket type system and follow up drilling will target this structural zone along strike and deeper.

NB-15-426 also targeted the same NE-trending, moderate to steeply west-dipping structural zone as hole NB-15-425 approximately 400 metres to the NE. This area of the structural zone returned a number of vertical RC drill intercepts of higher gold and silver values as well as anomalous copper indicative of the more productive parts of the YellowJacket system. Hole NB-15-426 intersected 3.7 metres at 1.31 g/t Au, within a broader interval of 63.53 metres at 0.52 g/t, all within the Sierra Blanca Tuff. This mineralized stockwork interval exhibits a similar vein paragenesis to the Yellowjacket Vein, suggesting the interval is in close proximity to a productive high-grade vein. NB-15-426 was lost in a mineralized fault zone before reaching completion depth and will be followed up.

In September positive results were returned from the initial two scout drill holes in the new Alunite Hill target within the previously untested East Bullfrog area. Results from these holes intersected multiple zones of low-grade gold and silver mineralization representing the first confirmation that gold-silver systems are present in this large untested target area (Table 12). Mineralization appears directly related to the large outcropping alteration system along a District scale NNW trending structural zone (Figure 5).

In addition final results from an initial soil survey of the East Bullfrog structural belt returned a number of surface gold and silver anomalies which correlate with the large NNW structural zones, enhancing targeting for follow-up drilling (Figure 6).

Table 12: Initial Results from Alunite Hill Target

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)	Gold (g/t)	Silver (g/t)
NB-15-260	128.02	134.11	6.09	0.19	1.705
	192.02	193.55	1.52	0.105	8.790

	121.92	134.11	12.19		1.989
Notable Silver Zones	140.21	147.83	7.62		3.088
	164.59	175.26	10.67		1.386

NB-15-261	111.25	115.82	4.57	0.153	0.290
	121.92	124.97	3.04	0.171	0.475
	129.54	131.06	1.52	0.103	0.590

Figure 5. North Bullfrog District scale target map.

Alunite Hill
NB_EB_soils_150910.grd
Value
High : 0.202 ppm Au
Low : -0.001
2015 Spicerite Disturbed Area
Scale 1:15,000
Meters
0
312.5
625
1,250

Figure 6. East Bullfrog area gridded gold in soil map with hotter colors representing higher gold values.

Qualified Person and Quality Control/Quality Assurance

Jeffrey A. Pontius (CPG 11044), a qualified person as defined by National Instrument 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the NBP disclosure in this Quarterly Report on Form 10-Q (other than the NBP resource estimate) and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Pontius is not independent of the Company, as he is the CEO and holds common shares and incentive stock options.

The exploration program at the NBP was designed and supervised by Mark Reischman, Nevada Exploration Manager, who are responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. All sample shipments are sealed and shipped to ALS Minerals in Reno, Nevada, for preparation and then on to ALS Minerals in Reno, Nevada, or Vancouver, B.C., for assay. McClelland Laboratories Inc. prepared composites from duplicated RC sample splits collected during drilling. Bulk samples were sealed on site and delivered to McClelland Laboratories Inc. by ALS Minerals or Corvus personnel. All metallurgical testing reported here was conducted or managed by McClelland Laboratories Inc.

Carl Brechtel (Colorado PE 23212 and Nevada PE 8744), a qualified person as defined by National Instrument 43-101, has supervised the NBP metallurgical testing program and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Brechtel is not independent of the Company, as he is the Chief Operating Officer and holds common shares and incentive stock options.

Mr. Scott E. Wilson, SME, President of Metal Mining Consultants Inc., is an independent consulting geologist specializing in mineral reserve and resource calculation reporting, mining project analysis and due diligence evaluations. He is acting as the Qualified Person, as defined in NI 43-101, for the Technical Report (other than the potions for which other QP’s are responsible, as noted below), and specifically for the Mineral Resource Estimate (other than the estimate of the NBP mineralization inventory) and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Wilson has over 23 years’ experience in surface mining and is a Registered Member of the Society of Mining, Metallurgy and Exploration. Mr. Wilson and Metal Mining Consultants, Inc. are independent of the Company under NI 43-101.

Mr. Stephen Batman, Principal Engineer at SBB Mining Solution LLC, is an independent consulting mining engineer specializing in mine design, production scheduling, pit optimization and equipment specification. He acted as the Qualified Person, as defined in NI 43-101, for the mining methods section of the Technical Report and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Batman has over 29 years of experience in the mining industry and is a Registered Member (#181580RM) of the Society for Mining, Metallurgy and Exploration, Inc. Mr. Batman and SBB Mining Solution LLC are independent of the Company under NI 43-101.

Mr. Herbert Osborne, SME, a consulting metallurgist, has acted as the Qualified Person, as defined by NI 43-101, for evaluation of the metallurgical testing data contained in the Technical Report and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. He has over 50 years of experience in mineral process design and operations. He is a registered Member of the Society of Mining, Metallurgy and Exploration (SME Member No. 2430050 RM). Mr. Osborne is independent of the Company under NI 43-101.

Mr. William J. Pennstrom, Jr., a consulting process engineer and President of Pennstrom Consulting Inc., has acted as the Qualified Person, as defined by NI 43-101, for process operating cost estimation, project capital cost estimation and evaluation of the financial performance for the PEA and has approved the disclosure in this Quarterly Report on From 10-Q related thereto. He has over 30 years of experience in mineral process design and operation, and has been an independent process and metallurgical consultant for the mining industry for the last thirteen years.  He is a Registered Member of the Society of Mining, Metallurgy and Exploration (#2503900RM).  Mr. Pennstrom and Pennstrom Consulting Inc. are both independent of the Company under NI 43-101.

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

Results of Operations

Three months ended August 31, 2015 Compared to Three months ended August 31, 2014

For the three months ended August 31, 2015, the Company had a net loss of $1,821,292 compared to a net loss of $2,627,018 in the comparative period of the prior year. Included in net loss was $294,881 (2014 - $456,481) in stock-based compensation charges which is a result of previously granted stock options which vested during the period. The decrease in loss of $805,726 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $790,059 incurred in the current period compared to $1,489,088 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $5,455 in the current period compared to $16,431 in the prior period.

Consulting fees increased to $192,393 (2014 - $168,826) mainly due to increased stock-based compensation charges of $131,643 during the current period compared to $123,826 in the comparative period of the prior year with an increase in consulting fees of $15,750 mainly due to increase in directors’ fees.

Insurance expenses increased to $31,060 (2014 - $11,462) mainly due to increased insurance coverage incurred during the current period as a result of the increase in Company’s directors and officers liability insurance premium due to the Company’s registration of its securities in the United States.

Investor relations expenses decreased to $164,774 (2014- $184,524) due to decreased stock-based compensation charges of $38,901 during the current period compared to $71,219 in the comparative period of the prior year. This decrease was offset by an increase of $12,568 in investor relations-related travel, and advertising and marketing during the current period as part of the Company’s efforts to secure additional financing.

Professional fees decreased to $70,482 (2014 - $114,489) due to decreased stock-based compensation charges of $8,237 during the current prior compared to $18,777 in the comparative period of the prior year and a decrease of $33,467 in legal and accounting fees in the current period compared to the comparative period of the prior year. Regulatory expenses decreased to $26,981 (2014 - $55,157) due to more filing and listing fees incurred in the comparative period of the prior year. These expenses decreased as a result of the Company’s registration of its securities in the United States in the comparative period of the prior year.

Wages and benefits increased to $579,010 (2014 - $447,970). While stock-based compensation charges of $110,645 during the prior year was less than the $226,228 in the comparative period of the prior year. This decrease was offset by an increase of $246,623 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers and the severance pay to the former President.

Other expense categories that reflected only moderate change period over period were administration expenses of $2,775 (2014 - $3,015), depreciation expenses of $6,300 (2014 - $6,115), office expenses of $38,622 (2014 - $35,343), rent expenses of $26,300 (2014 – $23,121) and travel expenses of $17,675 (2014 - $12,244).

Other items amounted to a gain of $125,139 compared to a loss of $75,664 in the prior period. There was a gain on sale of the Company’s interest in the West Pogo property of $25,728 in the current period compared to $nil in the comparative period of the prior year, and an unrealized loss on marketable securities of $nil in the current period compared to $38,977 in the comparative period of the prior period. There was an increase in foreign exchange to a gain of $93,846 (2014 – loss of $38,457), which is the result of factors outside of the Company’s control and an increase in interest income of $5,565 (2014 - $1,770) as a result of more investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $3,637,665 as at August 31, 2015 compared to $5,159,962 as at May 31, 2015. The change in cash position was the net result of $25,728 received from sale of exploration and evaluation costs and $1,708,175 used for operating activities during the three months ended August 31, 2015.

As at August 31, 2015, the Company had working capital of $3,245,853 compared to working capital of $4,716,940 as at May 31, 2015. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until December 31, 2015. Following December 31, 2015, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2016. The Company’s current anticipated operating expenses are $2,978,930 until December 31, 2015 and $4,787,850 until August 31, 2016. The Company’s anticipated monthly burn rate averages approximately $745,000 for September to December 2015, where approximately $313,000 is for administrative purposes and approximately $432,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From September 2015 to August 2016, the Company’s anticipated monthly burn rate averages approximately $399,000, of which $230,000 is for administrative purposes and approximately $169,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. The Company anticipates that it will pursue additional public or private equity financings at the beginning of 2016 to raise additional funds for additional exploration at the NBP for the 2016 calendar year. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of October 2016 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP on its currently anticipated scheduling.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K as filed with the SEC on August 25, 2015, under “Certain United States Federal Income Tax Considerations”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of August 31, 2015, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of August 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended August 31, 2015 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 25, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Repurchase of Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended August 31, 2015, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.1*	Separation Agreement with Mr. Russell Myers incorporated by reference to Exhibit 10.5 to the Company’s 10K filing as filed with the SEC on August 25, 2015.

23.1	Consent of Scott W. Wilson, SME, of Metal Mining Consultants, Inc.

23.2	Consent of Stephen Batman, SME-RM of SBB Mining Solutions LLC

23.3	Consent of Herbert Osborne, Metallurgical Eng., SME, of H. C. Osborne and Associates

23.4	Consent of William J. Pennstrom, Jr., SME-RM of Pennstrom Consulting Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Management compensatory agreement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at August 31, 2015 and May 31, 2015, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended August 31, 2015 and 2014, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2015 and 2014, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Three Months Ended August 31, 2015, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius

Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: October 8, 2015

By:	/s/ Peggy Wu

Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 8, 2015