Form 10-Q
period 2015-11-30
Corvus Gold Inc.
filed 2016-01-13
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
OR
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

As of January 12, 2016, the registrant had 84,449,248 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	November 30, 2015	May 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$3,836,755	$5,159,962
Accounts receivable	14,925	26,015
Prepaid expenses	196,131	248,679
Asset held - for-sale (note 5(c))	401,563	-

Total current assets	4,449,374	5,434,656

Property and equipment (note 4)	90,480	96,703
Capitalized acquisition costs (note 5)	4,181,993	4,866,634

Total assets	$8,721,847	$10,397,993

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 8)	$298,180	$419,228
Promissory note payable (note 6)	320,472	298,488

Total current liabilities	618,652	717,716

Asset retirement obligations (note 5)	142,343	132,579

Total liabilities	760,995	850,295

Shareholders’ equity
Share capital (note 7)	66,254,738	64,256,889
Contributed surplus (note 7)	11,703,755	11,247,286
Accumulated other comprehensive income - cumulative translation differences	1,256,577	853,349
Deficit accumulated during the exploration stage	(71,254,218)	(66,809,826)

Total shareholders’ equity	7,960,852	9,547,698

Total liabilities and shareholders’ equity	$8,721,847	$10,397,993

Nature and continuance of operations (note 2)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014

Expenses
Administration	$1,850	$3,158	$4,625	$6,173
Consulting fees (notes 7 and 8)	150,226	205,113	342,619	373,939
Depreciation	6,498	7,289	12,798	13,404
Exploration expenditures (notes 5 and 7)	1,104,399	2,303,101	1,894,458	3,792,189
Insurance	31,129	19,352	62,189	30,814
Investor relations (notes 7 and 8)	197,262	270,558	362,036	455,082
Office and miscellaneous	30,064	35,842	68,686	71,185
Professional fees (notes 7 and 8)	94,248	213,553	164,730	328,042
Regulatory	13,004	30,536	39,985	85,693
Rent	28,132	24,701	54,432	47,822
Travel	50,795	49,606	68,470	61,850
Wages and benefits (notes 7 and 8)	269,705	371,107	848,715	819,077

Total operating expenses	(1,977,312)	(3,533,916)	(3,923,743)	(6,085,270)

Other income (expense)
Interest income	4,103	8,623	9,668	10,393
Gain on sale of capitalized acquisition costs (note 5(b))	-	-	25,728	-
Write - off of capitalized acquisition costs (note 5(a))	(677,695)	-	(677,695)	-
Unrealized loss on marketable securities	-	(4,473)	-	(43,450)
Foreign exchange gain	27,804	103,813	121,650	65,356

Total other income (loss)	(645,788)	107,963	(520,649)	32,299

Net loss for the period	(2,623,100)	(3,425,953)	(4,444,392)	(6,052,971)

Other comprehensive income
Exchange difference on translating foreign operations	81,138	256,034	403,228	269,305

Comprehensive loss for the period	$(2,541,962)	$(3,169,919)	$(4,041,164)	$(5,783,666)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.08)

Weighted average number of shares outstanding	84,381,058	75,565,028	82,263,484	73,116,667

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30,

	2015	2014

Operating activities
Net loss for the period	$(4,444,392)	$(6,052,971)
Add items not affecting cash:
Depreciation	12,798	13,404
Stock-based compensation (note 7)	456,469	817,462
Write - off of capitalized acquisition costs (note 5(a))	677,695	-
Gain on sale of capitalized acquisition costs (note 5(b))	(25,728)	-
Unrealized loss on marketable securities	-	43,450
Gain on foreign exchange	(121,650)	(65,356)
Changes in non-cash items:
Accounts receivable	11,090	(9,068)
Prepaid expenses	52,548	9,003
Accounts payable and accrued liabilities	(121,048)	177,580

Cash used in operating activities	(3,502,218)	(5,066,496)

Financing activities
Cash received from issuance of shares	2,000,000	6,180,000
Share issuance costs	(13,401)	(190,167)

Cash provided by financing activities	1,986,599	5,989,833

Investing activities
Expenditures on property and equipment	-	(13,822)
Refund of reclamation bond	-	236,918
Cash received from sale of capitalized acquisition costs	25,728	-
Capitalized acquisition costs	(32,594)	-

Cash provided by (used in) investing activities	(6,866)	223,096

Effect of foreign exchange on cash	199,278	90,718

Increase (decrease) in cash and cash equivalents	(1,323,207)	1,237,151

Cash and cash equivalents, beginning of the period	5,159,962	3,227,970

Cash and cash equivalents, end of the period	$3,836,755	$4,465,121

Supplemental cash flow information (note 11)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income(Loss) – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2015	80,168,928	$64,256,889	$11,247,286	$853,349	$(66,809,826)	$9,547,698

Net loss for the period	-	-	-	-	(4,444,392)	(4,444,392)
Shares issued for cash
Private placement	4,255,320	2,000,000	-	-	-	2,000,000
Share issued for capitalized acquisition costs	25,000	11,250	-	-	-	11,250
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	403,228	-	403,228
Share issuance costs	-	(13,401)	-	-	-	(13,401)
Stock-based compensation	-	-	456,469	-	-	456,469

Balance, November 30, 2015	84,449,248	$66,254,738	$11,703,755	$1,256,577	$(71,254,218)	$7,960,852

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At November 30, 2015, the Company had interests in properties in Alaska and Nevada, U.S.A.

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

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

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

The Company has sustained losses from operations, and has an ongoing requirement for capital investment to explore its mineral properties.  As at November 30, 2015, the Company had working capital of $3,830,722 compared to working capital of $4,716,940 as at May 31, 2015.  Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statement are issued and will be required to raise additional funds through public or private equity financings, significantly reduce exploration expenditures and administrative expenses, or consider other options such as sales of its mineral properties, in order to continue in business.

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

Basis of presentation

These unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2015 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at November 30, 2015 and the results of its operations for the six months then ended. Operating results for the six months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016. The 2015 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. These judgments, estimates and assumptions are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances. While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended November 30, 2015, 8,226,334 outstanding stock options (2014 – 7,500,234) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

4.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2015	$58,946	$84,843	$62,185	$205,974
Currency translation adjustments	3,790	6,249	4,580	14,619

Balance, November 30, 2015	$62,736	$91,092	$66,765	$220,593

Depreciation
Balance, May 31, 2015	$32,635	$59,223	$17,413	$109,271
Depreciation for the period	4,103	4,016	4,679	12,798
Currency translation adjustments	2,162	4,472	1,410	8,044

Balance, November 30, 2015	$38,900	$67,711	$23,502	$130,113

Carrying amounts

Balance, May 31, 2015	$26,311	$25,620	$44,772	$96,703

Balance, November 30, 2015	$23,836	$23,381	$43,263	$90,480

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

5.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	Chisna	North Bullfrog	LMS	Total
	(note 5(a))	(note 5(d))	(note 5(c))

Balance, May 31, 2015	$631,205	$3,861,412	$374,017	$4,866,634

Acquisition costs	-	43,844	-	43,844
Currency translation adjustments	46,490	276,737	27,546	350,773
Reclassified to held - for - sale	-	-	(401,563)	(401,563)
Write - off of capitalized acquisition costs	(677,695)	-	-	(677,695)

Balance, November 30, 2015	$-	$4,181,993	$-	$4,181,993

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2015:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 5(b))	(note 5(a))	(note 5(d))	(note 5(c))

Exploration costs:
Assay	$-	$-	$515,224	$-	$515,224
Drilling	-	-	574,485	-	574,485
Equipment rental	-	-	26,336	-	26,336
Field costs	181	247	66,444	407	67,279
Geological/ Geophysical	-	6,210	226,762	714	233,686
Land maintenance & tenure	-	13,534	239,552	32,900	285,986
Permits	-	-	632	-	632
Studies	-	-	284,991	-	284,991
Transportation	-	-	-	1,714	1,714
Travel	-	913	39,270	-	40,183

	181	20,904	1,973,696	35,735	2,030,516
Cost recovery	(23,802)	(7,418)	-	(104,838)	(136,058)

Total expenditures (recovery) for the period	$(23,621)	$13,486	$1,973,696	$(69,103)	$1,894,458

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2014:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 5(b))	(note 5(a))	(note 5(d))	(note 5(c))

Exploration costs:
Aircraft services	$-	$11,202	$-	$-	$11,202
Assay	-	12,924	518,514	-	531,438
Drilling	-	-	1,293,549	-	1,293,549
Equipment rental	-	1,466	217,531	-	218,997
Field costs	2,015	6,384	237,917	200	246,516
Geological/ Geophysical	4,164	1,811	632,787	27,893	666,655
Land maintenance & tenure	11,023	77,972	223,990	27,331	340,316
Studies	-	-	345,082	-	345,082
Transportation	-	-	-	522	522
Travel	-	5,133	131,356	1,423	137,912

Total expenditures for the period	$17,202	$116,892	$3,600,726	$57,369	$3,792,189

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

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

During the period ended November 30, 2015, the Company wrote off the Chisna property as the Company had reduced the Chisna property to the core claims.

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

The LMS property consists of unpatented mineral claims owned 100% by the Company. During the period ended November 30, 2015, the Company reclassified the LMS property from capitalized acquisition costs to Asset held - for - sale as the Company is looking to sell the LMS property.

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

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

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

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

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

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

¤	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties).
¤	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; and USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871; and USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH delivered on November 7, 2014 paid with cash of $21,200, and USD 10,000 paid on November 23, 2015 and 50,000 common shares of ITH, purchased for $19,237 in the market by the Company, were delivered on November 5, 2015).
¤	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH shares due per the original agreement (issued 25,000 shares of the Company on November 18, 2015).
¤	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10. Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.
¤	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 (paid) and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015 (note 6)). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable (note 6) during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 km north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellowrose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing. The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $142,343 (USD 107,000) (May 31, 2015 - $132,579 (USD 107,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

6.	PROMISSORY NOTE PAYABLE

On March 28, 2013, the Company issued a promissory note payable of USD 240,000 bearing interest at 4.77% per annum due on the sooner of the commencing of use of the property for waste materials storage as stated in note 5(d)(ii)(3) or December 31, 2015. At November 30, 2015, the promissory note payable was translated to $320,472 (May 31, 2015 - $298,488). On December 17, 2015 the Company paid the balance of the promissory note payable.

7.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended November 30, 2015:

a)	On September 1, 2015, the Company closed a non-brokered private placement equity financing and issued 4,255,320 common shares at a price of $0.47 per share for gross proceeds of $2,000,000.

b)	On November 18, 2015, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 5d)(ii)(1), with a fair value of $11,250.

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

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

A summary of the status of the stock option plan as of November 30, and May 31, 2015, and changes during the periods are presented below:

	Six months ended November 30, 2015		Year ended May 31, 2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	7,396,334	$0.94	6,175,234	$0.84
Granted	1,650,000	0.48	1,575,000	1.34
Exercised	-	-	(18,900)	(0.50)
Forfeited	(820,000)	(0.94)	-	-
Expired	-	-	(335,000)	(1.00)

Balance, end of the period	8,226,334	$0.84	7,396,334	$0.94

The weighted average remaining contractual life of options outstanding at November 30, 2015 was 2.86 years (May 31, 2015 – 2.85 years).

Stock options outstanding are as follows:

	November 30, 2015			May 31, 2015
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

July 29, 2016	$0.50	464,434	464,434	$0.50	464,434	464,434
November 17, 2016	$0.67	210,000	210,000	$0.67	210,000	210,000
January 23, 2017	$1.10	50,000	50,000	$1.10	50,000	25,000
May 1, 2017	$0.73	50,000	25,000	$0.73	50,000	25,000
May 29, 2017	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017	$0.96	2,016,900	2,016,900	$0.96	2,436,900	2,436,900
October 29, 2017	$0.96	100,000	100,000	$0.96	100,000	100,000
August 16, 2018	$0.76	2,120,000	2,120,000	$0.76	2,420,000	1,611,720
September 8, 2019	$1.40	1,265,000	842,490	$1.40	1,365,000	454,545
September 8, 2020	$0.46	640,000	213,120	$-	-	-
November 13, 2020	$0.49	1,010,000	336,330	$-	-	-

		8,226,334	6,678,274		7,396,334	5,627,599

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $420,866 (2014 - $1,068,471), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the six months ended November 30,	2015	2014

Risk-free interest rate	0.88%	1.56%
Expected life of options	5 years	4.80 years
Annualized volatility	72.33%	68.30%
Dividend yield	0%	0.0%
Exercise price	$0.48	$1.37

Fair value per share	$0.26	$0.72

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated as follows:

For the period ended November 30,	2015	2014

Consulting fees	$221,119	$265,439
Exploration expenditures – Geological/geophysical	9,260	24,847
Investor relations	55,465	121,837
Professional fees	11,008	30,278
Wages and benefits	159,617	375,061

	$456,469	$817,462

8.	RELATED PARTY TRANSACTIONS

During the period ended November 30, 2015, the Company entered into the following transactions with related parties:

For the period ended November 30,	2015	2014

Consulting fees to CFO	$36,000	$36,000
Wages and benefits to CEO and COO	292,421	209,162
Wages and benefits to former President	234,997	99,077
Directors fees (included in consulting fees)	67,500	59,000
Fees to Vice President of Corporate Communications (included in investor relations)	75,000	75,000
Professional fees to former Vice President	-	25,680
Stock-based compensation to related parties	352,272	707,193

	$1,058,190	$1,211,112

As at November 30, 2015, included in accounts payable and accrued liabilities was $6,300 (May 31, 2015 – $9,880) in expenses owing to companies related to officers and officers of the Company.

These amounts were unsecured, non-interest bearing and had no fixed terms or terms of repayment. Accordingly, fair value could not be readily determined.

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

November 30, 2015
Capitalized acquisition costs	$-	$4,181,993	$4,181,993
Asset held - for - sale	-	$401,563	$401,563
Property and equipment	$2,414	$88,066	$90,480

May 31, 2015
Capitalized acquisition costs	$-	$4,866,634	$4,866,634
Property and equipment	$2,840	$93,863	$96,703

For the period ended November 30,	2015	2014

Net loss for the period – Canada	$(1,009,198)	$(1,603,621)
Net loss for the period – United States	(3,435,194)	(4,449,350)

Net loss for the period	$(4,444,392)	$(6,052,971)

10.	SUBSIDIARIES

Significant subsidiaries for the six months ended November 30, 2015 and 2014 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2015	The Company’s effective interest for 2014

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

11.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended November 30,	2015	2014

Supplemental cash flow information
Interest paid (received)	$14,924	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$11,250	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements for the six months ended November 30, 2015, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

Corvus Gold Inc. (“we”, “us”, “our,” “Corvus” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The mineral estimates in the Technical Report referenced in this Quarterly Report on Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. As used in the Technical Report referenced in this Quarterly Report on Form 10-Q, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Accordingly, information contained in the Technical Report referenced in this report contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”), and in an early stage exploration project in the Goodpaster District of central Alaska, referred to as the LMS Project (“LMS”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary economic assessment on the NBP reported in the Company’s Technical Report, “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project Bullfrog Mining District, Nye County, Nevada” with an effective date of June 16, 2015” is preliminary in nature and includes “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. The Company’s Technical Report on LMS, “Technical Report on the LMS Gold Project, Goodpaster District, Alaska” with and effective date of August 1, 2014 includes “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the NBP or LMS will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

The primary focus of the Company will be to leverage its exploration expertise to expand its existing deposits and discover major new gold deposits. Other than with respect to the ongoing exploration of the NBP, the Company’s strategy is to leverage its other non-core assets by monetizing them for cash payments and maintaining a retained royalty and or carried interest for future value streams. To meet this objective, the Company has completed the sale of its West Pogo property and its surrounding regional database for cash payments to the Company and a retained royalty. In addition, the Company is looking to sell its LMS Project and Chisna Project under similar terms.

Highlights of activities during the period and to the date of this MD&A include:

•	NBP Exploration: A second phase of the 2015 drilling campaign started in August and continued until December 11, 2015. Phase 2 of the 2015 drilling focused on assessing the expansion potential of the high-grade Yellowjacket deposit and surrounding vein systems, following up targets identified in Savage Valley and East Bullfrog, and generally assessing the potential for discovery of new high-grade systems throughout the North Bullfrog District.
•	New structural zones with high grade intercepts were identified on both the east and west sides of the YellowJacket deposit; the Rhyolite Zone and the NW Sierra Blanca Zone.
•	Initial drilling in the new East Bullfrog area discovered low-grade gold and silver mineralization in the Alunite Hill target area and a number of new targets have been developed from the recent large soil survey of the area. Drilling in the East Bullfrog area was extended into the Vinegaroon and Cat Hill targets.
•	On September 1, 2015, the Company closed a non-brokered private placement equity financing with Resource Capital Fund and issued 4,255,320 common shares at a price of $0.47 per share for gross proceeds of $2,000,000. The funding will be used to continue exploration on the NBP and for general corporate costs.
•	On September 9, 2015, the Company granted incentive stock options to consultants and employees of the Company to purchase 640,000 common shares in the share capital of the Company. The options are exercisable on or before September 9, 2020 at a price of $0.46 per share. The options will vest as to 33.3% on September 9, 2015, 33.3% on September 9, 2016, and 33.4% on September 9, 2017.
•

On November 13, 2015, the Company granted incentive stock options to consultants and employees of the Company to purchase 1,010,000 common shares in the share capital of the Company. The options are exercisable on or before November 13, 2020 at a price of $0.49 per share. The options will vest as to 33.3% on November 13, 2015, 33.3% on November 13, 2016, and 33.4% on November 13, 2017.

•	Chisna Project in Alaska has been reduced to the core claims covering the Grubstake copper-gold porphyry system. The Chisna claims and the surrounding regions geologic database are being offered for sale.

Corvus held its Annual General Meeting on October 9, 2015 in Vancouver, British Columbia. All resolutions put forward were approved, and the following individuals were re-elected as directors of the Company: Steven Aaker, Anton Drescher, Catherine Gignac, Edward Yarrow, Rowland Perkins and Jeffrey Pontius.

Corporate Financial Activities

On September 1, 2015, Corvus Gold Inc. closed a $2,000,000 non-brokered private placement at $0.47. Under the terms of the agreement, the Company issued 4,255,320 common shares with no warrant and a 6 month hold period on the stock. With the completion of this financing, Resource Capital Fund joins the growing list of other major long-company, long-gold Corvus Gold shareholders.

On December 17, 2015 Corvus Nevada paid off the US$240,000 promissory note remaining from purchase of the 5 Millman patented claims adjacent to the Mayflower deposit at NBP.

Nevada Property

North Bullfrog Project

Our principal mineral property is the NBP, a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 15 km north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. A NI 43-101 technical report entitled “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project Bullfrog Mining District, Nye County, Nevada” with an effective date of June 16, 2015 (the “Technical Report”), and is available on SEDAR. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding mineral resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The NBP is located in the Bullfrog Hills of northwestern Nye County, Nevada (Figure 1). The NBP covers about 7,223 hectares of patented and unpatented mining claims in Sections 20, 21, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 11, 12, 13, and 14 of T11S, R46E; section 31 of T10S, R47E; and sections 6, 9, 15, 16, and 17 T11S, R47E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode mining claims (Figure 2). Corvus Nevada owns an additional 5 patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sarcobatus hydrographic basin.

Figure 1. Property Map showing the Location of the North Bullfrog Project.

Figure 2. Property Map of the North Bullfrog Project, Blue outline shows the NBP boundary and red areas are the Leased Private Land (UTm NAD 27 Zone 11).

North Bullfrog District Wide Exploration Program

The Company is engaged in a District wide exploration program to assess the potential for further high-grade vein systems similar to the YellowJacket discovery, as well as assessing the potential for expanding the YellowJacket system itself.

A second phase of drilling of newly defined targets in the main Sierra Blanca/YellowJacket resource area and the new East Bullfrog exploration area began in August of this year and completed 8800 metres of reverse circulation drilling by December of this year. The program included the first modern exploration drilling ever done in the new and very large East Bullfrog target, a massive area of intense alteration covering some 142 kilometres. In addition the program tested a number of targets in and around the large Sierra Blanca/YellowJacket deposit which could host other YellowJacket or Bullfrog type systems.

East Bullfrog Exploration

In September, positive results were returned from the initial two scout drill holes in the new Alunite Hill target within the previously untested East Bullfrog area. Results from these holes intersected multiple zones of low-grade gold and silver mineralization representing the first confirmation that gold-silver systems are present in this large untested target area (Table 1). Mineralization appears directly related to the large outcropping alteration system along a District scale NNW trending structural zone (Figure 3).

In addition final results from an initial soil survey of the East Bullfrog structural belt returned a number of surface gold and silver anomalies which correlate with the large NNW structural zones, enhancing targeting for follow-up drilling (Figure 4).

Table 1: Initial Results from Alunite Hill Target

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

Figure 3. North Bullfrog District scale target map.

Figure 4. East Bullfrog area gridded gold in soil map with hotter colors representing higher gold values.

These initial drill results and the gridded soil sampling data were used as a basis to revise the East Bullfrog exploration plan, and a revised, and expanded Notice of Intent permit application was filed with the U.S. Department of the Interior, Bureau of Land Management (BLM) Tonopah Field Office and was approved in December, 2015.

Eastern Area Scout Drilling

Results from four scout holes drill in the Spicerite and North Spicerite targets have returned only minor low-grade gold intercepts. Holes NB-15-262, 263, 264 and 265 tested three structural zones in the south end of the East Bullfrog regional target area with negative results. Follow-up drilling in the East Bullfrog area focused on the newly emerging large targets at Vinegaroon and Cat Hill which have returned encouraging surface gold and silver anomalies. Drill results are pending for these two areas.

Rhyolite Zone

The second phase drilling produced a broad intercept from the Rhyolite Zone discovery northeast of the YellowJacket deposit (Table 2). The new high-grade intercept in hole NB-15-267 of 10.7m of 3.47 g/t Au and 3.6 g/t Ag is within a broad interval of moderate grade mineralization (210m of 0.47 g/t Au and 1.4 g/t Ag) and represents a new center of gold-silver mineralization immediately east of the YellowJacket deposit (Figure 5). Other surrounding high-grade gold intervals from the Rhyolite Zone include hole NB-13-352 (NR13-29, Oct.29, 2013) with 2.4m of 7.57 g/t Au and hole NB-14-392 (NR14-17, Sept.4, 2014) with 9.77m of 3.77 g/t Au. The Rhyolite Zone mineralization is localized along a major NE trending structure which appears to be related to the large NE structures along the west side of the Sierra Blanca deposit to the southwest where earlier 2015 drilling intercepted higher level stockwork type mineralization (NB-15-425 with 4.1m @ 1.3 g/t Au and hole NB-15-426 with 3.7m @ 1.3 g/t Au shown in Figure 6).

Table 2: Initial Results from Rhyolite Zone

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-267	77.72	82.3	4.58	0.147	0.35
Azi 300 Incl -55	99.06	108.2	9.14	0.346	1.02
	112.78	323.08	210.31	0.472	1.41
including vein/sw	173.74	184.4	10.66	3.471	3.59
including vein/sw	210.31	211.84	1.52	1.01	1.37
including vein/sw	225.55	227.08	1.52	1.09	2.76

* Mineralized thickness is calculated on a 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated using a 1.0 g/t Au cutoff

The Rhyolite Zone is centered on a NE-trending, moderate to steeply SE-dipping quartz vein/stockwork zone, hosted in a rhyolite intrusive body. The zone was intersected in 2014 by oriented core holes NB-14-352 and 392 at approximately the same elevation, and about 25 meters apart which confirmed NE-strike. New hole NB-15-267 tested this zone about 25 meters vertically below, confirming the dip angle and grade continuity. The zone is open along strike to the NE, SW and down-dip. With the confirmation of the Rhyolite Zone’s strike, dip and grade continuity, a new high-grade gold system is emerging marginal to the existing YellowJacket deposit. It is important to note is that this is the first time Corvus Gold has specifically targeted a NE vein zone in the YellowJacket area and the fact that it is now surrounded by a very broad lower grade zone suggests the system is becoming stronger along strike and down dip. This success has increased the potential for the other major NE structural zones that cross the YellowJacket deposit and extend to the east.

Figure 5. Drill hole map showing the new Rhyolite Zone with new drill hole location.

NW Sierra Blanca Zone

The newly identified mineralization at NW Sierra Blanca is covered by shallow pediment and represents another blind discovery near the western range front of the large Sierra Blanca/YellowJacket deposit. The current drilling (Table 3) covers about 200 metres of strike length (Figure 6).

Table 3: Initial Results from NW Sierra Blanca Zone

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-268	39.62	48.77	9.15	0.27	0.45
AZ 090 dip -50	53.34	96.01	42.67	0.45	0.61
including	86.87	88.39	1.52	1.15	1.51
	108.2	112.78	4.58	0.21	0.04

NB-15-269	13.72	19.81	6.09	0.64	0.77
AZ 090 dip -55	54.86	62.48	7.62	0.37	1.1
	92.96	112.78	19.82	1.28	1.8
	167.64	172.21	4.57	0.23	0.5

NB-15-270	45.72	54.86	9.14	0.35	0.58
AZ 090 dip -60	82.3	109.73	27.43	0.43	1.47
including	85.34	86.86	1.52	1.05	1.02
	118.87	144.78	25.91	0.29	0.59

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 1.0 g/t Au cutoff

Figure 6. Drill hole map showing the new NW Sierra Blanca and Rhyolite Zones with new drill hole locations and select intercepts.

The NW Sierra Blanca Zone is covered by a thin (<20m) veneer of post-mineral, volcanic rocks and gravels. The zone appears to be dominated by two structural zones, the north-south NWSB zone and the NE trending Rhyolite Zone. The intersection of these two major structural zones was hit in hole NB-15-269 that returned a broad intercept of +1 g/t with stockwork mineralization at less than 100 metres vertically in the system (similar to upper levels of the YellowJacket system).

Gold and silver mineralization in this area is a mix of replacement sulfide/oxide material surrounding quartz stockwork zones that are controlled by the two large structural zones. The north-south NWSB structure extends north out of the Air Track Hill area where it was hit in prior drilling and projects through the intersection with the northeast trending Rhyolite Zone and continues to the north under cover. Follow-up step out holes along strike to the north and south and down dip were drilled in this encouraging new target area and results are pending.

The emergence of this new zone of mineralization that is controlled by known major mineralizing structural trends in an unexplored part of the property is encouraging for the discovery of new high-grade vein systems. The shallow cover in this area was key in concealing the system from previous explorers. The majority of the new mineralization drilled this year in the Sierra Blanca/YellowJacket area is outside the current resource and bodes well for potentially expanding the overall deposit.

Qualified Person and Quality Control/Quality Assurance

Jeffrey A. Pontius (CPG 11044), a qualified person as defined by National Instrument 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the NBP disclosure in this Quarterly Report on Form 10-Q and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Pontius is not independent of the Company, as he is the CEO and holds common shares and incentive stock options.

The exploration program at the NBP was designed and supervised by Mark Reischman, Nevada Exploration Manager, who is responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. All sample shipments are sealed and shipped to ALS Minerals in Reno, Nevada, for preparation and then on to ALS Minerals in Reno, Nevada, or Vancouver, B.C., for assay. McClelland Laboratories Inc. prepared composites from duplicated RC sample splits collected during drilling. Bulk samples were sealed on site and delivered to McClelland Laboratories Inc. by ALS Minerals or Corvus personnel. All metallurgical testing reported here was conducted or managed by McClelland Laboratories Inc.

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

For additional information on the NBP project, including information relating to exploration, data verification and the mineral resource estimates, see “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project, Bullfrog Mining District, NYE County, Nevada” dated June 16, 2015, which is available under Corvus Gold’s SEDAR profile at www.sedar.com.

Results of Operations

Six months ended November 30, 2015 Compared to Six months ended November 30, 2014

For the six months ended November 30, 2015, the Company had a net loss of $4,444,392 compared to a net loss of $6,052,971 in the comparative period of the prior year. Included in net loss was $456,469 (2014 - $817,462) in stock-based compensation charges which is a result of previously granted stock options which vested during the period. The decrease in loss of $1,608,579 in the six month period of the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $1,894,458 incurred in the current period compared to $3,792,189 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $9,260 in the current period compared to $24,847 in the prior period.

Consulting fees decreased to $342,619 (2014 - $373,939) mainly due to decreased stock-based compensation charges of $221,119 during the current period compared to $265,439 in the comparative period of the prior year offset by an increase in consulting fees of $13,000 mainly due to increase in directors’ fees.

Insurance expenses increased to $62,189 (2014 - $30,814) mainly due to increased insurance coverage incurred during the current period as a result of the increase in Company’s directors and officers liability insurance premium due to the Company’s registration of its securities in the United States.

Investor relations expenses decreased to $362,036 (2014- $455,082) due to decreased stock-based compensation charges of $55,465 during the current period compared to $121,837 in the comparative period of the prior year and a decrease of $26,674 in investor relations-related travel, and advertising and marketing during the current period as part of the Company’s efforts to decrease costs until the Company secures additional financing.

Professional fees decreased to $164,730 (2014 - $328,042) due to decreased stock-based compensation charges of $11,008 during the current prior compared to $30,278 in the comparative period of the prior year and a decrease of $144,042 in legal and accounting fees in the current period compared to the comparative period of the prior year as a result of the Company registering its securities in the United States and termination payment of $73,830 to a former consultant in the comparative period of the prior year.

Regulatory expenses decreased to $39,985 (2014 - $85,693) due to more filing and listing fees incurred in the comparative period of the prior year. These expenses decreased as a result of the Company’s registration of its securities in the United States in the comparative period of the prior year.

Wages and benefits increased to $848,715 (2014 - $819,077). While stock-based compensation charges of $159,617 during the prior year was less than the $375,061 in the comparative period of the prior year. This decrease was offset by an increase of $245,082 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers and the severance pay to the former President.

Other expense categories that reflected only moderate change period over period were administration expenses of $4,625 (2014 - $6,173), depreciation expenses of $12,798 (2014 - $13,404), office expenses of 68,686 (2014 - $71,185), rent expenses of $54,432 (2014 – $47,822) and travel expenses of $68,470 (2014 - $61,850).

Other items amounted to a loss of $520,649 compared to an income of $32,299 in the prior period. There was a gain on sale of the Company’s interest in the West Pogo property of $25,728 in the current period compared to $nil in the comparative period of the prior year, a write-off of the Company’s interest in the Chisna property of $677,695 in the current period compared to $nil in the comparative period of the prior year, and an unrealized loss on marketable securities of $nil in the current period compared to $43,450 in the comparative period of the prior period. There was an increase in foreign exchange to a gain of $121,650 (2014 – gain of $65,356), which is the result of factors outside of the Company’s control and a decrease in interest income of $9,668 (2014 - $10,393) as a result of less investment in cashable GIC’s during the current period.

Three months ended November 30, 2015 Compared to Three months ended November 30, 2014

For the three months ended November 30, 2015, the Company had a net loss of $2,623,100 compared to a net loss of $3,425,953 in the comparative period of the prior year. Included in net loss was $161,588 (2014 - $360,981) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. The decrease in loss of $802,853 in the three month period of the current year was due to a combination of factors discussed below.

Consulting fees decreased to $150,226 (2014 - $205,113) mainly due to decreased stock-based compensation charges of $89,476 during the current period compared to $141,613 in the prior period.

Exploration expenditures of $1,104,399 incurred in the current period compared to $2,303,101 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $3,805 in the current period compared to $8,416 in the prior period.

Insurance expenses increased to $31,129 (2014 - $19,352) mainly due to increased insurance coverage incurred during the current period as a result of the increase in Company’s directors and officers liability insurance premium due to the Company’s registration of its securities in the United States.

Investor relations expenses decreased to $197,262 (2014 - $270,558) mainly due to decreased stock-based compensation charges of $16,564 during the current period compared to $50,618 in the prior period and a decrease of $39,242 in investor relations-related travel, and advertising and marketing during the current period as part of the Company’s efforts to decrease costs until the Company secures additional financing.

Professional fees decreased to $94,248 (2014 - $213,553) due to decreased stock-based compensation charges of $2,771 during the current period compared to $11,501 in the prior period and a decrease of $110,575 in legal and accounting fees in the current period compared to the prior period as a result of the Company registering its securities in the United States and termination payment of $73,830 to a former consultant in the prior period.

Regulatory expenses decreased to $13,004 (2014 - $30,536) due to more filing and listing fees incurred in the prior period. These expenses decreased as a result of the Company’s registration of its securities in the United States in the prior period.

Wages and benefits decreased to $269,705 (2014 - $371,107) mainly due to a decrease in stock-based compensation charges of $48,972 in the current period compared to $148,833 in the prior period.

Other expense categories that reflected only moderate change period over period were administration expenses of $1,850 (2014 - $3,158), depreciation expenses of $6,498 (2014 - $7,289), office expenses of $30,064 (2014 - $35,842), rent expenses of $28,132 (2014 – $24,701) and travel expenses of $50,795 (2014 - $49,606).

Other items amounted to a loss of $645,788 compared to an income of $107,963 in the prior period. This was mainly due to the write-off of the Company’s interest in the Chisna property of $677,695 in the current period compared to $nil in the comparative period of the prior year offset by an unrealized loss on marketable securities of $nil in the current period compared to $4,473 in the comparative period of the prior year. There was a decrease in foreign exchange to a gain of $27,804 (2014 – gain of $103,813), which is the result of factors outside of the Company’s control and a decrease in interest income of $4,103 (2014 - $8,623) as a result of less investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $3,836,755 as at November 30, 2015 compared to $5,159,962 as at May 31, 2015. The change in cash position was the net result of $3,502,218 used for operating activities, $32,594 used for capitalized acquisition costs, $25,728 received from sale of exploration and evaluation costs, and $1,986,599 received from the private placement of common shares in September of 2015 (net of share issue costs) during the six months ended November 30, 2015.

As at November 30, 2015, the Company had working capital of $3,830,722 compared to working capital of $4,716,940 as at May 31, 2015. On December 17, 2015 the Company paid the balance of the promissory note payable. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until May 31, 2016. Following May 31, 2016, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the calendar year ending December 31, 2016. The Company’s current anticipated operating expenses are $2,632,610 until May 31, 2016 and $4,215,530 until November 30, 2016. The Company’s anticipated monthly burn rate averages approximately $439,000 for December 2015 to May 31, 2016 where approximately $281,000 is for administrative purposes and approximately $158,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From December 2015 to November 2016, the Company’s anticipated monthly burn rate averages approximately $351,000, of which $233,000 is for administrative purposes and approximately $118,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. The Company anticipates that it will pursue additional public or private equity financings at the beginning of 2016 to raise additional funds for additional exploration at the NBP for the 2016 calendar year. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of October 2016 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP on its currently anticipated scheduling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2015, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of November 30, 2015, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended November 30, 2015 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 25, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Repurchase of Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six month period ended November 30, 2015, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* -	Management compensatory agreement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at November 30, 2015 and May 31, 2015, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Six Months ended November 30, 2015 and 2014, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2015 and 2014, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Six Months Ended November 30, 2015, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: January 12, 2016

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 12, 2016

