Form 10-Q
period 2016-02-29
Corvus Gold Inc.
filed 2016-04-12
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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

As of April 11, 2016, the registrant had 89,349,248 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	February 29, 2016	May 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,901,917	$5,159,962
Accounts receivable (note 5(c))	492,094	26,015
Prepaid expenses	227,059	248,679

Total current assets	2,621,070	5,434,656

Property and equipment (note 4)	85,000	96,703
Capitalized acquisition costs (note 5)	4,236,299	4,866,634

Total assets	$6,942,369	$10,397,993

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 8)	$100,719	$419,228
Promissory note payable (note 6)	-	298,488

Total current liabilities	100,719	717,716

Asset retirement obligations (note 5)	144,241	132,579

Total liabilities	244,960	850,295

Shareholders’ equity
Share capital (note 7)	66,254,738	64,256,889
Contributed surplus (note 7)	11,886,636	11,247,286
Accumulated other comprehensive income - cumulative translation differences	1,346,991	853,349
Deficit accumulated during the exploration stage	(72,790,956)	(66,809,826)

Total shareholders’ equity	6,697,409	9,547,698

Total liabilities and shareholders’ equity	$6,942,369	$10,397,993

Nature and continuance of operations (note 2)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Expenses
Administration	$1,832	$3,368	$6,457	$9,541
Consulting fees (notes 7 and 8)	193,492	235,627	536,111	609,566
Depreciation	6,831	7,293	19,629	20,697
Exploration expenditures (notes 5 and 7)	405,701	648,083	2,300,159	4,440,272
Insurance	30,918	29,005	93,107	59,819
Investor relations (notes 7 and 8)	206,153	278,180	568,189	733,262
Office and miscellaneous	35,161	38,376	103,847	109,561
Professional fees (notes 7 and 8)	89,826	83,574	254,556	411,616
Regulatory	41,901	62,791	81,886	148,484
Rent	32,128	24,049	86,560	71,871
Travel	11,075	45,387	79,545	107,237
Wages and benefits (notes 7 and 8)	572,979	674,956	1,421,694	1,494,033

Total operating expenses	(1,627,997)	(2,130,689)	(5,551,740)	(8,215,959)

Other income (expense)
Interest income	2,017	5,737	11,685	16,130
Gain on sale of capitalized acquisition costs (notes 5(b) and 5(c))	66,669	-	92,397	-
Write-off of capitalized acquisition costs (note 5(a))	-	-	(677,695)	-
Unrealized loss on marketable securities	-	(16,855)	-	(60,305)
Foreign exchange gain (loss)	22,573	(6,517)	144,223	58,839

Total other income (loss)	91,259	(17,635)	(429,390)	14,664

Net loss for the period	(1,536,738)	(2,148,324)	(5,981,130)	(8,201,295)

Other comprehensive income
Exchange difference on translating foreign operations	90,414	471,967	493,642	741,272

Comprehensive loss for the period	$(1,446,324)	$(1,676,357)	$(5,487,488)	$(7,460,023)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.11)

Weighted average number of shares outstanding	84,449,248	75,679,518	82,989,413	73,961,563

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED

	February 29, 2016	February 28, 2015

Operating activities
Net loss for the period	$(5,981,130)	$(8,201,295)
Add items not affecting cash:
Depreciation	19,629	20,697
Stock-based compensation (note 7)	639,350	1,145,473
Write-off of capitalized acquisition costs (note 5(a))	677,695	-
Gain on sale of capitalized acquisition costs (notes 5(b) and 5(c))	(92,397)	-
Unrealized loss on marketable securities	-	60,305
Gain on foreign exchange	(144,223)	(58,839)
Changes in non-cash items:
Accounts receivable	7,506	(10,218)
Prepaid expenses	21,620	(29,375)
Accounts payable and accrued liabilities	(318,509)	(380,567)

Cash used in operating activities	(5,170,459)	(7,453,819)

Financing activities
Cash received from issuance of shares	2,000,000	10,689,450
Share issuance costs	(13,401)	(190,167)
Repayment of promissory note	(298,488)	-

Cash provided by financing activities	1,688,111	10,499,283

Investing activities
Expenditures on property and equipment	-	(13,822)
Refund of reclamation bond	-	522,332
Cash received from sale of capitalized acquisition costs (note 5(b))	25,728	-
Capitalized acquisition costs	(32,594)	-

Cash provided by (used in) investing activities	(6,866)	508,510

Effect of foreign exchange on cash	231,169	197,351

Increase (decrease) in cash and cash equivalents	(3,258,045)	3,751,325

Cash and cash equivalents, beginning of the period	5,159,962	3,227,970

Cash and cash equivalents, end of the period	$1,901,917	$6,979,295

Supplemental cash flow information (note 11)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income(Loss) – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2015	80,168,928	$64,256,889	$11,247,286	$853,349	$(66,809,826)	$9,547,698

Net loss for the period	-	-	-	-	(5,981,130)	(5,981,130)
Shares issued for cash
Private placement	4,255,320	2,000,000	-	-	-	2,000,000
Share issued for capitalized acquisition costs	25,000	11,250	-	-	-	11,250
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	493,642	-	493,642
Share issuance costs	-	(13,401)	-	-	-	(13,401)
Stock-based compensation	-	-	639,350	-	-	639,350

Balance, February 29, 2016	84,449,248	$66,254,738	$11,886,636	$1,346,991	$(72,790,956)	$6,697,409

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

Under the Arrangement, each shareholder of ITH received (as a return of capital) one Corvus common share for every two ITH common shares held as at the effective date of the Arrangement and exchanged each old common share of ITH for a new common share of ITH. As part of the Arrangement, ITH transferred its wholly-owned subsidiary Corvus Gold Nevada Inc. (formerly Talon Gold Nevada Inc.) (“Corvus Nevada”), incorporated in Nevada, United States (which held the North Bullfrog property), to Corvus and a wholly-owned Alaskan subsidiary of ITH sold to Raven Gold Alaska Inc. (“Raven Gold”), incorporated in Alaska, United States, a wholly owned subsidiary of Corvus, the Terra, Chisna, LMS and West Pogo properties. As a consequence of the completion of the Arrangement, the Terra, Chisna, LMS, West Pogo and North Bullfrog properties were transferred to Corvus (the “Spin-out Properties”).

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At February 29, 2016, the Company had interests in properties in Alaska and Nevada, U.S.A.

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

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

The Company has sustained losses from operations, and has an ongoing requirement for capital investment to explore its mineral properties.  As at February 29, 2016, the Company had working capital of $2,520,351 compared to working capital of $4,716,940 as at May 31, 2015.  Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statement are issued and will be required to raise additional funds through public or private equity financings, significantly reduce exploration expenditures and administrative expenses, or consider other options such as sales of its mineral properties, in order to continue in business.

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

Basis of presentation

These unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2015 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at February 29, 2016 and the results of its operations for the nine months then ended. Operating results for the nine months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016. The 2015 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended February 29, 2016, 8,226,334 outstanding stock options (2015 – 7,371,334) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

4.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2015	$58,946	$84,843	$62,185	$205,974
Currency translation adjustments	4,528	7,463	5,470	17,461

Balance, February 29, 2016	$63,474	$92,306	$67,655	$223,435

Depreciation
Balance, May 31, 2015	$32,635	$59,223	$17,413	$109,271
Depreciation for the period	6,284	6,164	7,181	19,629
Currency translation adjustments	2,561	5,317	1,657	9,535

Balance, February 29, 2016	$41,480	$70,704	$26,251	$138,435

Carrying amounts
Balance, May 31, 2015	$26,311	$25,620	$44,772	$96,703

Balance, February 29, 2016	$21,994	$21,602	$41,404	$85,000

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

5.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	Chisna	North Bullfrog	LMS	Total
	(note 5(a))	(note 5(d))	(note 5(c))

Balance, May 31, 2015	$631,205	$3,861,412	$374,017	$4,866,634

Acquisition costs	-	43,844	-	43,844
Currency translation adjustments	46,490	331,043	27,546	405,079
Reclassified to asset held-for-sale	-	-	(401,563)	(401,563)
Write-off of capitalized acquisition costs	(677,695)	-	-	(677,695)

Balance, February 29, 2016	$-	$4,236,299	$-	$4,236,299

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 29, 2016:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 5(b))	(note 5(a))	(note 5(d))	(note 5(c))

Exploration costs:
Assay	$-	$-	$666,700	$-	$666,700
Drilling	-	-	655,117	-	655,117
Equipment rental	-	-	33,256	-	33,256
Field costs	181	247	86,757	534	87,719
Geological/ Geophysical	-	6,210	265,454	2,154	273,818
Land maintenance & tenure	-	13,534	306,954	32,900	353,388
Permits	-	-	632	-	632
Studies	-	-	310,893	-	310,893
Transportation	-	-	-	2,131	2,131
Travel	-	913	51,650	-	52,563

	181	20,904	2,377,413	37,719	2,436,217
Cost recovery	(23,802)	(7,418)	-	(104,838)	(136,058)

Total expenditures (recovery) for the period	$(23,621)	$13,486	$2,377,413	$(67,119)	$2,300,159

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 28, 2015:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 5(b))	(note 5(a))	(note 5(d))	(note 5(c))

Exploration costs:
Aircraft services	$-	$11,202	$-	$-	$11,202
Assay	-	12,924	826,943	-	839,867
Drilling	-	-	1,282,967	-	1,282,967
Equipment rental	-	1,466	224,400	-	225,866
Field costs	2,027	7,096	256,653	284	266,060
Geological/ Geophysical	4,164	1,811	777,024	29,170	812,169
Land maintenance & tenure	11,023	77,972	227,869	27,331	344,195
Studies	-	-	487,020	-	487,020
Transportation	-	-	-	878	878
Travel	-	5,133	163,492	1,423	170,048

Total expenditures for the period	$17,214	$117,604	$4,246,368	$59,086	$4,440,272

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

a)	Chisna Property, Alaska

The Chisna property is located in the eastern Alaska Range, Alaska, and is comprised of unpatented mineral claims owned 100% by the Company.

On November 2, 2009, ITH and Talon Gold Alaska, Inc. (ITH’s wholly-owned Alaskan subsidiary) entered into an agreement (as amended) with Ocean Park Ventures Corp. (“OPV”). Pursuant to the agreement, an Alaskan subsidiary of OPV and Raven Gold formed a joint venture for the purpose of exploring and developing the Chisna property.

On November 7, 2012, OPV withdrew from the joint venture and thereby returned 100% of the Chisna property to the Company.

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

During the period ended February 29, 2016, the Company wrote off the Chisna property as the Company had reduced the Chisna property to 36 core claims.

On April 5, 2016, Raven Gold completed a transaction with Millrock Resources Inc. (“Millrock”) on the Chisna property. The ownership of the property is being sold for USD 25,000 and a retained net smelter return (“NSR”) royalty of 1% on precious metals and 1% on base metals.

b)	West Pogo Property, Alaska

The West Pogo property is located approximately 50 kilometres north of Delta Junction, Alaska, and consists of unpatented mineral claims owned 100% by the Company.

During the year ended May 31, 2014, the Company wrote off the West Pogo property, as there had been a delay in exploration work on the property for an extended period of time.

On July 29, 2015, Raven Gold completed a transaction with Millrock on the West Pogo and Goodpaster database projects in Alaska. The ownership position was sold for $25,728 (USD 20,000) and the Goodpaster database project was sold for $136,058 (USD 100,000) and reflected as cost recovery for the West Pogo and LMS project. For the West Pogo project, the Company retained NSR royalties of 3% on precious metals and 1% on base metals with 1% of the precious metal royalty buy down for USD 2 million and a further 1% for an additional USD 5 million. For the Goodpaster database, the Company retained NSR royalty of 1% on all new claims acquired within the defined Area of Interest which totals some 1,500 square kilometres covering the largest gold producing District in Alaska. One half of the royalty can be purchased for USD 2 million.

c)	LMS Property, Alaska

The LMS property consists of unpatented mineral claims owned 100% by the Company. During the period ended February 29, 2016, the Company sold the LMS property for a consideration of $473,585 (USD 350,000) and was granted a retained NSR royalty of 3% on precious metals and 1% on base metals with a 1% on buy down of the precious metal royalty for USD$4,000,000. The Company received the proceeds on March 1, 2016.

d)	North Bullfrog Project, Nevada

The Company’s North Bullfrog project consists of certain leased patented lode mining claims and federal unpatented mining claims owned 100% by the Company.

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

¤	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties).
¤	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; and USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871; and USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH delivered on November 7, 2014 paid with cash of $21,200; and USD 10,000 paid on November 23, 2015 and 50,000 common shares of ITH, purchased for $19,237 in the market by the Company, were delivered on November 5, 2015).
¤	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH shares due per the original agreement (issued 25,000 shares of the Company on November 18, 2015).
¤	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10. Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

¤	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2016), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015 (note 6)). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable (note 6) during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 km north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellowrose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2016). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $144,241 (USD 107,000) (May 31, 2015 - $132,579 (USD 107,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

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

During the period ended February 29, 2016:

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

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

A summary of the status of the stock option plan as of February 29, 2016, and May 31, 2015, and changes during the periods are presented below:

	Nine months ended February 29, 2016		Year ended May 31, 2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	7,396,334	$0.94	6,175,234	$0.84
Granted	1,650,000	0.48	1,575,000	1.34
Exercised	-	-	(18,900)	(0.50)
Forfeited	(820,000)	(0.94)	-	-
Expired	-	-	(335,000)	(1.00)

Balance, end of the period	8,226,334	$0.84	7,396,334	$0.94

The weighted average remaining contractual life of options outstanding at February 29, 2016 was 2.61 years (May 31, 2015 – 2.85 years).

Stock options outstanding are as follows:

	February 29, 2016			May 31, 2015
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

July 29, 2016	$0.50	464,434	464,434	$0.50	464,434	464,434
November 17, 2016	$0.67	210,000	210,000	$0.67	210,000	210,000
January 23, 2017	$1.10	50,000	50,000	$1.10	50,000	25,000
May 1, 2017	$0.73	50,000	25,000	$0.73	50,000	25,000
May 29, 2017	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017	$0.96	2,016,900	2,016,900	$0.96	2,436,900	2,436,900
October 29, 2017	$0.96	100,000	100,000	$0.96	100,000	100,000
August 16, 2018	$0.76	2,120,000	2,120,000	$0.76	2,420,000	1,611,720
September 8, 2019	$1.40	1,265,000	842,490	$1.40	1,365,000	454,545
September 9, 2020	$0.46	640,000	213,120	$-	-	-
November 13, 2020	$0.49	1,010,000	336,330	$-	-	-

		8,226,334	6,678,274		7,396,334	5,627,599

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $420,866 (2015 - $1,093,938), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the nine months ended	February 29, 2016	February 28, 2015

Risk-free interest rate	0.88%	1.53%
Expected life of options	5 years	4.70 years
Annualized volatility	72.33%	68.85%
Dividend yield	0%	0.0%
Exercise price	$0.48	$1.36

Fair value per share	$0.26	$0.72

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the period ended	February 29, 2016	February 28, 2015

Consulting fees	$317,528	$414,066
Exploration expenditures – Geological/geophysical	13,809	30,765
Investor relations	75,621	164,611
Professional fees	13,802	39,458
Wages and benefits	218,590	496,573

	$639,350	$1,145,473

8.	RELATED PARTY TRANSACTIONS

During the period ended February 29, 2016, the Company entered into the following transactions with related parties:

For the period ended	February 29, 2016	February 28, 2015

Consulting fees to CFO	$85,333	$79,000
Wages and benefits to CEO and COO	659,906	481,071
Wages and benefits to former President	234,997	219,712
Directors fees (included in consulting fees)	101,250	89,000
Fees to Vice President of Corporate Communications (included in investor relations)	152,500	142,500
Professional fees to former Vice President	-	25,680
Stock-based compensation to related parties	500,941	974,335

	$1,734,927	$2,011,298

As at February 29, 2016, included in accounts payable and accrued liabilities was $7,000 (May 31, 2015 – $9,880) in expenses owing to companies related to officers and officers of the Company.

These amounts were unsecured, non-interest bearing and had no fixed terms or terms of repayment. Accordingly, fair value could not be readily determined.

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

February 29, 2016
Capitalized acquisition costs	$-	$4,236,299	$4,236,299
Property and equipment	$2,201	$82,799	$85,000

May 31, 2015
Capitalized acquisition costs	$-	$4,866,634	$4,866,634
Property and equipment	$2,840	$93,863	$96,703

For the period ended	February 29, 2016	February 28, 2015

Net loss for the period – Canada	$(1,587,624)	$(2,416,587)
Net loss for the period – United States	(4,393,506)	(5,784,708)

Net loss for the period	$(5,981,130)	$(8,201,295)

10.	SUBSIDIARIES

Significant subsidiaries for the nine months ended February 29, 2016 and February 28, 2015 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2016	The Company’s effective interest for 2015

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

11.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended	February 29, 2016	February 28, 2015

Supplemental cash flow information
Interest paid (received)	$7,492	$6,617
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Accounts receivable in exchange for sale of a mineral property	$473,585	$-
Shares issued to acquire mineral properties	$11,250	$-

CORVUS GOLD INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

12.	SUBSEQUENT EVENT

On March 11, 2016, the Company closed a non-brokered private placement equity financing and issued 4,900,000 common shares at a price of $0.70 per share for gross proceeds of $3,430,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements for the nine months ended February 29, 2016, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

The primary focus of the Company will be to leverage its exploration expertise to expand its existing deposits and discover major new gold deposits. Other than with respect to the ongoing exploration of the NBP, the Company’s strategy is to leverage its other non-core assets by monetizing them for cash payments and maintaining a retained royalty and or carried interest for future value streams. To meet this objective, the Company has completed the sale of its Chisna property, its LMS property, its West Pogo property and its surrounding regional database for cash payments to the Company and a retained royalty.

Highlights of activities during the period and to the date of this MD&A include:

•	NBP Exploration: A second phase of the 2015 drilling campaign started in August and continued until December 11, 2015. Phase 2 of the 2015 drilling focused on assessing the expansion potential of the high-grade Yellowjacket deposit and surrounding vein systems, following up targets identified in Savage Valley and East Bullfrog, and generally assessing the potential for discovery of new high-grade systems throughout the North Bullfrog District.
•	New structural zones with high grade intercepts were identified on both the east and west sides of the YellowJacket deposit; the Rhyolite Zone and the NW Sierra Blanca Zone.
•	Initial drilling in the new East Bullfrog area discovered low-grade gold and silver mineralization in the Alunite Hill target area and a number of new targets have been developed from the recent large soil survey of the area. Drilling in the East Bullfrog area was extended into the Vinegaroon and Cat Hill targets.
•	On January 13, 2016, the Company announced that its wholly owned Alaskan subsidiary, Raven Gold had sold its LMS property located in the Pogo Mining District, Alaska to Gold Reserve Inc. (“Gold Reserve”) for USD $350,000 and a retained net smelter return (“NSR”) royalty of 3% on precious metals and 1% on base metals. The sales agreement includes the provision for a 1% buy down of the precious metal royalty for USD $4,000,000.
•	On March 11, 2016, the Company closed a non-brokered private placement equity financing with the Tocqueville Gold Fund and Anglogold Ashanti (USA) Exploration, Inc. and issued 4,900,000 common shares at a price of $0.70 per share for gross proceeds of $3,430,000. The funding will be used to continue exploration on the NBP and for general corporate costs.

•	On April 5, 2016, the Company announced that its wholly owned Alaskan subsidiary, Raven Gold had sold its Chisna property located in Alaska to Millrock Resources Inc. (“Millrock”) for USD $25,000 and a retained net smelter return (“NSR”) royalty of 1% on precious metals and 1% on base metals.

Corporate Financial Activities

On January 13, 2016, the Company announced that its wholly owned Alaskan subsidiary, Raven Gold, had signed an agreement with Gold Reserve for the sale of its LMS property in the Pogo Mining District, Alaska.  The property was sold for cash and a retained NSR royalty. Cash from the transaction will be used to fund ongoing exploration and development of the North Bullfrog project in Nevada.

The LMS royalty interest will augment those established in 2015 and is expected to continue to provide our shareholders with exposure to future gold production at no cost as well as providing a funding stream for our ongoing Nevada exploration programs.

A summary of the sale transactions are listed below:

•	Cash at closing: USD $350,000 (CAD $473,585);
•	Corvus is granted a retained NSR royalty of 3% on precious metals and 1% on base metals with a 1% buy down of the precious metal royalty for USD $4,000,000.

On March 11, 2016, the Company announced the closing of a $3,430,000 non-brokered private placement at $0.70 per share. Under the terms of the agreement, the Company issued 4,900,000 common shares.  The participants in the private placement include Tocqueville Gold Fund and AngloGold Ashanti (U.S.A.) Exploration, Inc.

On April 5, 2016, the Company announced that its wholly owned Alaskan subsidiary, Raven Gold, had signed an agreement with Millrock for the sale of its Chisna property in Alaska.  The property was sold for cash and a retained NSR royalty. Cash from the transaction will be used to fund ongoing exploration and development of the North Bullfrog project in Nevada.

A summary of the sale transactions are listed below:

•	Cash at closing: USD $25,000;
•	Corvus is granted a retained NSR royalty of 1% on precious metals and 1% on base metals.

Nevada Property

North Bullfrog Project

Our principal mineral property is the NBP, a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 15 km north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. A NI 43-101 technical report entitled “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project Bullfrog Mining District, Nye County, Nevada” with an effective date of June 16, 2015 (the “Technical Report”) is available on SEDAR. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding mineral resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

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

A second phase of drilling of newly defined targets in the main Sierra Blanca/YellowJacket resource area and the new East Bullfrog exploration area began in August of this year and completed 8,800 metres of reverse circulation drilling by December of this year. The program included the first modern exploration drilling ever done in the new and very large East Bullfrog target, a massive area of intense alteration covering some 14 square kilometres. In addition the program tested a number of targets in and around the large Sierra Blanca/YellowJacket deposit which could host other YellowJacket or Bullfrog type systems.

NW Sierra Blanca Zone

In January 2016, the Company announced intercepts from the newly discovered NW Sierra Blanca Zone which appears to be analogus to the high-grade YellowJacket Deposit located 700 metres to the west (Table 1). The new high-grade intercept of 3.1 metres of 5 grams per tonne (g/t) Au and 42.0 g/t Ag within a broader 99 metres of 0.64 g/t Au and 4.1 g/t Ag is approximately 100 metres North of the initial discovery of the NW Sierra Blanca Zone (NR15-15, Nov 3, 2015). This is a high priority target area for follow-up drilling in the 2016 drill program. Previously released data from the NW Sierra Blanca Zone area are listed in Table 2.

This new shallow zone of gold and silver mineralization trends to the NNE along the margin of the previously defined Sierra Blanca Deposit and now has a direct intrusive association which we believe increases the system’s potential. To date, all the of the holes drilled under the shallow pediment cover to the west of the Sierra Blanca Deposit have intersected thick zones of low-grade mineralization with several intervals of +1 g/t gold. We believe these features indicate potential for a large new deposit adjacent to the existing pit design (Figure 3).

Table 1: Follow-up Results from NW Sierra Blanca Zone

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-279	86.87	184.4	97.53	0.34	1.19
AZ 085 incl	102.11	103.63	1.52	1.12	2.57
dip -55 incl	123.44	124.97	1.52	1.18	0.96

NB-15-280	85.34	86.87	1.52	0.44	0.20
AZ 085 dip -55	163.07	166.12	3.05	0.18	0.17
	187.45	198.12	10.67	0.15	0.05

NB-15-281	134.11	137.16	3.05	0.37	0.33
AZ 085 dip-50	160.02	163.07	3.05	0.13	0.31
	167.64	175.26	7.62	0.13	0.82
	181.36	196.6	15.24	0.13	0.48
	205.74	228.98	23.24	0.28	0.53

NB-15-282	64.01	163.07	99.06	0.64	4.08
including	79.25	99.06	19.81	1.69	12.33
including	80.77	83.82	3.05	4.97	42.0
AZ 090 dip -50	167.64	202.69	35.05	0.16	0.61

Table 2: Previously Released NW Sierra Blanca/Rhyolite Zone Results (shown on Figure 1 map)

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

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 1.0 g/t Au cutoff

The new NW Sierra Blanca Zone is covered by a thin (<20m) veneer of post-mineral, gravel and volcanic rocks concealing it from earlier detection. The zone appears to be dominated by two structural zones, the north-south NW Sierra Blanca Zone and the NE trending Rhyolite Zone. The high-grade intercept in hole NB-15-282 is hosted by a highly altered dacitic dike within the Sierra Blanca Tuff. The dike is interpreted to occupy a major structural conduit within the larger Sierra Blanca mineralized system. Follow-up drilling will be conducted to determine the orientation and size of the high-grade system.

Figure 3. Drill hole map showing the new NW Sierra Blanca and Rhyolite Zones with 2015 drill hole locations and select intercepts.

Savage Target

Results were received for three holes drilled in the main Savage target immediately adjacent to the southern portion of the Sierra Blanca deposit in January 2016. Thick oxide zones of mineralization were identified and at a depth of ~350 metres in hole NB-15-273 a higher grade (3.1m @ 2.05 g/t gold and 178 g/t silver), copper rich zone was intersected with textures indicative of a higher temperature mineral system (Table 3). Locations of the holes are shown in Figure 4.

In addition to copper grades up to 0.2%, the intercepts had high antimony, tellurium and arsenic numbers, suggesting a possible porphyry/intrusive association. A review of the drill chips from NB-15-274 and NB-11-95 has confirmed the presence of multiple aphanitic-fine porphyritic dacite dikes, suggesting the presence of an intrusive center at depth beneath northern Savage Valley. All three holes at Savage also returned broad zones of low grade oxide mineralization.

Table 3: Drill Results from the Savage Target

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-273	128.02	135.64	7.62	0.42	0.43
AZ 085 dip -60	144.78	175.26	30.48	0.39	0.83
	205.74	217.93	12.19	0.12	1.00
	236.22	281.94	45.72	0.19	1.54
	286.51	368.81	82.3	0.40	10.68
including	358.14	361.19	3.05	2.05	178
	377.95	384.05	6.1	0.13	0.80
	hole ended in mineralization

NB-15-274	181.36	268.22	86.86	0.36	0.70
AZ 085 dip -50	339.85	377.95	38.1	0.26	0.57
	hole ended in mineralization

NB-15-275	42.67	153.92	111.25	0.19	0.53
AZ 085 dip-50	175.26	202.69	27.43	0.21	0.86
	265.18	289.56	24.38	0.17	0.49
	298.7	307.85	9.15	0.15	0.33
	312.42	327.66	15.24	0.15	0.36
	350.52	379.48	28.96	0.13	1.20

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 1.0 g/t Au cutoff

Rhyolite Zone

In January 2016, results were received for two drill holes drilled on the Rhyolite Zone (Table 4). NB-15-266 drilled near hole NB-15-267 had recovery problems through the zone and was not completed to planned depth. Although the hole experienced recovery problems it still returned encouraging grades, although not to the level of hole NB-15-267 (10.7m @ 3.47 g/t Au & 3.6 g/t Ag). Locations of the holes are shown in Figure 4.

NB-15-276 was a ~30 metres step out drill hole to the northeast. This step-out hole indicates the system is narrowing to the NE with gold grade dropping off and silver grade increasing in that direction (best hit 4.6m @ 10.6 g/t silver). These results are now vectoring future exploration to the SW along the main Rhyolite trend.

Table 4:Drill Results from the Rhyolite Zone

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-266	80.77	204.22	123.45	0.34	3.68
including	100.58	102.1	1.52	1.06	11.0
including	169.16	175.26	6.1	1.87	9.62
AZ 090 dip -50	Hole ended in mineralization

NB-15-276	149.35	158.5	9.15	0.15	2.79
AZ 320 dip -55	208.79	216.41	7.62	0.19	1.69
	236.22	242.32	6.1	0.19	0.87

 * Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 1.0 g/t Au cutoff

North YellowJacket Extension Zone

Results were received for four holes drilled in the North YellowJacket extension target 75 and 150 metres north of the currently defined deposit along a projected north-south splay of the vein system (Table 5). Results indicate the splay is mineralized in the first fence of holes (best hit NB15-272 - 1.5m @ 1.1 g/t gold and 75 g/t silver). However the grade drops off in the last fence to the north. Locations of the holes are shown in Figure 4. Results suggest the northern extension of the YellowJacket system could be displaced to the west towards Northwest Sierra Blanca, which is planned for testing in the next phase of exploration drilling this spring.

Table 5: Drill Results from the North YellowJacket Extension Zone

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-271	243.84	249.94	6.1	0.49	0.99
Azi 090 Incl -55	291.08	359.66	68.58	0.37	0.8
including	306.32	307.85	1.52	1.00	1.59
including	310.9	312.42	1.52	1.23	1.70
including	321.56	324.61	3.05	1.25	1.88

NB-15-272	121.92	123.44	1.52	0.24	13.0
AZ 085 dip -55	245.36	262.13	16.77	0.39	2.05
	269.75	281.94	12.19	0.27	10.67
including	280.42	281.94	1.52	1.11	75.0
	298.7	306.32	7.62	0.21	0.54
	312.42	370.33	57.91	0.27	0.76
NB-15-277	No significant results
AZ 085 dip -55
NB-15-278	298.7	300.23	1.52	0.37	1.21
AZ 085 dip -55	316.99	320.04	3.05	0.22	0.80
	329.18	335.28	6.1	0.15	0.34

 * Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 1.0 g/t Au cutoff

Figure 4. Map showing the new Savage, Rhyolite and North YellowJacket drill holes

New Target Review

Exploration drilling results from three additional new target areas at the North Bullfrog property in Nevada, which includes two targets in the new Eastern Steam-Heated Zone became available in February 2016. The initial scout drilling on these three new target areas has returned positive results with broad zones of low-grade gold-silver mineralization with some internal zones of +1 g/t gold.

These results have expanded the gold system in the North Bullfrog District and provided critical data for the planned 2016 follow-up drill program.

Cat Hill Target

Two holes (NB-15-284 & 285) were drilled in the Cat Hill target area. The Cat Hill target has a strong surface gold anomaly that is associated with large overlapping high and low sulfidation mineral systems (Figure 5). The target area lies adjacent to the large Road Fault structural zone which extends 10 kilometres to the south where it is called the Contact Fault, a major structural control to the historic Bullfrog deposit mined by Barrick Gold in the 1990’s. At Cat Hill, a series of N-S- to NNE-trending structures control alteration, gold mineralization and irregular qtz-calcite veins exhibiting boiling textures. The initial two holes at Cat Hill intersected broad zones of near surface, low-grade, oxide mineralization with one hole having two 1.5 metre, +1 g/t gold intercepts within targeted NNE-trending structural zones (Table 6). Targeting work is ongoing for a follow-up drill program this year.

Figure 5. Cat Hill map showing 2015 drill hole locations and select intercepts.

North Jolly Jane Target

One hole was drilled at the Jolly Jane North target about 80 metres north of previous Corvus hole NB-12-123 (139m @ 0.27 g/t Au, Table 6). The hole is located 450 metres north of the Jolly Jane resource (Figure 6). NB-15-283 intersected a broad zone of low-grade dominantly oxide mineralization (104m @ 0.23 g/t gold and 0.6 g/t silver) within the Sierra Blanca Tuff in the footwall of the West Jolly Jane Fault (“WJJF”). The WJJF is a large displacement fault zone similar to the MP Fault which hosts the main historic Bullfrog deposit and also similar to the YellowJacket fault zone. The Sierra Blanca/YellowJacket deposit lies about a kilometre to the west in the hanging-wall of the WJJF which appears to be a major mineralizing fluid conduit. The WJJF is a mineral system of similar size to the current Sierra Blanca/YellowJacket deposit with unconstrained potential to the north under post-mineral cover.

NB-15-283 has confirmed the potential to expand the Jolly Jane low-grade deposit to the north. Follow up drilling is being planned for 2016.

Figure 6. Northwestern Resource Area map showing 2015 North Jolly Jane drill hole location.

Vinegaroon Target

A total of 7 holes (NB-15-286 to 292) were drilled on the Vinegaroon target. The Vinegaroon area lies ~2 kilometres east of Cat Hill, within the main Eastern Steam-heated Zone. As at Cat Hill, the Vinegaroon target has a surface gold anomaly associated with overlapping high and low sulfidation mineralization (Figure 7). A series of N-S- to NNW-trending structures control alteration and mineralization in this area. Five of the seven holes intercepted low grade gold mineralization along the large Vinegaroon fault zone. The alteration style is quartz-adularia-illite with local quartz stockwork including amethystine quartz, which is similar to the Sierra Blanca/YellowJacket deposits. The drill data (Table 6) is being evaluated for follow-up in 2016, including a re-evaluation of the surface mapping.

Figure7. Drill Hole location map of the Vinegaroon target area in the Eastern Steam Heated Zone.

Table 6: Initial Drill Results from Cat Hill, North Jolly Jane and Vinegaroon Targets

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

Cat Hill Target

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-284	22.86	30.48	7.62	0.29	0.05
AZ 090 dip -50	70.1	80.77	10.67	0.25	0.05
	86.87	91.44	4.57	0.18	0.08
	103.63	143.26	39.63	0.22	0.11
including	114.3	115.82	1.52	1.12	0.12
	179.83	207.26	27.43	0.27	0.71
including	185.93	187.45	1.52	1.33	1.25
	231.65	237.74	6.09	0.15	0.22

NB-15-285	30.48	47.24	16.76	0.23	0.04
AZ 320 dip -55	56.39	82.3	25.91	0.15	0.03
	106.68	109.73	3.05	0.37	0.06

North Jolly Jane Target

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-283	92.96	196.6	103.64	0.23	0.62
AZ 090 dip -50	227.08	230.12	3.05	0.11	0.22
	260.6	274.32	13.72	0.13	0.35

Vinegaroon Target

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-286	35.05	39.62	4.57	0.15	0.73
Azi 060 Incl -45	89.92	99.06	9.14	0.20	0.33
	115.82	123.44	7.62	0.15	0.41
	138.68	152.4	13.72	0.20	1.45
	160.02	166.12	6.1	0.14	2.93

NB-15-287	No significant results
Azi 050 Incl -50

NB-15-288	42.67	50.29	7.62	0.18	0.27
AZ 230 dip -45	144.78	146.3	1.52	0.12	7.00

NB-15-289	9.14	10.67	1.52	0.15	0.22
AZ 090 dip -45	30.48	32	1.52	0.14	0.32
	38.1	50.29	12.19	0.13	0.44

NB-15-290	No significant results
AZ 250 dip -45
NB-15-291	25.91	27.43	1.52	0.29
AZ 090 dip -45	97.54	105.16	7.62	0.11
	167.64	172.21	4.57	0.13
NB-15-292	12.19	13.72	1.52	0.15	1.58
AZ 060 dip -45	25.91	30.48	4.57	0.11	1.63

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 1.0 g/t Au cutoff

2016 Exploration Program

The 2016 North Bullfrog exploration program is currently scheduled to complete approximately 9,000 metres of drilling. The initial thrust of the 2016 program will be to follow-up on a new potential high-grade gold discovery adjacent to the peripheral boundaries of the proposed pits as outlined in the Technical Report and to delineate other prospective new discoveries from the 2015 drill program (Figure 8).

At the NW Sierra Blanca target, a new potential high-grade gold discovery was identified late in the 2015 drill program. Other notable new discoveries from the 2015 drill program will be priority follow-up targets in the 2016 program and include the Savage & North Jolly Jane targets. Surface exploration and modeling work is ongoing for these initial targets with drilling scheduled to begin in mid-April with the initial phase totaling approximately 5,000 metres.

Figure 8: Map of first phase 2016 exploration targets, North Bullfrog project, Nevada

Phase 1 Target Reviews

NW Sierra Blanca

The NW Sierra Blanca target area is over a kilometre long and located about 700 metres west of the high-grade YellowJacket deposit, where higher grade mineralization is associated with a broad zone of stockwork quartz veining. Drilling and exploration modeling in 2015 has now extended the disseminated low-grade system several hundred metres to the west with potential for multiple structural zones hosting high-grade stockwork type mineralization.

The NW Sierra Blanca Zone lies along the western boundary of the main Sierra Blanca deposit under shallow cover and appears to be analogous to the high-grade YellowJacket Deposit to the east. This new zone has returned encouraging intercepts from shallow depths such as 3.1 metres of 5 g/t gold and 42.0 g/t silver (Hole NB-15-282) and 20 metres of 1.3 g/t gold and 1.8 g/t silver (Hole NB-15-269). This new discovery trends to the NNE. To date all of the holes drilled under the shallow pediment cover to the west of the Sierra Blanca Deposit have intersected thick zones of low-grade mineralization with several intervals of +1 g/t gold.

Rhyolite & YellowJacket Extension

The Rhyolite-YellowJacket extension target is at the north end of the currently defined YellowJacket deposit. The Rhyolite extension is a NE trending zone that was tested with three holes in 2015, with two returning intercepts of high-grade stockwork type mineralization (10.7m @ 3.5 g/t gold [NB-15-267] and 6.1m @ 1.9 g/t gold [NB-15-266]). The northern extension of the YellowJacket deposit was tested with four holes which indicate low-grade mineralization continues to the north another 100 metres but that the vein system is likely displaced to the west into the “Swale” target area which will be tested in the next round of exploration. It appears that the YellowJacket and the NW Sierra Blanca structural zones are converging in the Swale target area.

Savage

The Savage target is located about one kilometre south of the YellowJacket deposit and has returned broad zones of disseminated low-grade mineralization with a deeper zone of higher grade intrusive related mineralization (NB-15-273 with 3.1m @ 2.05 g/t gold, 178 g/t silver and up to 0.2% copper). This deeper mineralization could be the beginning of a new large deposit type that maybe associated with a major structural zone underlying the entire Sierra Blanca/YellowJacket deposit area. This structural zone could be represented at surface as the West Jolly Jane Fault zone. The Savage and North Jolly Jane exploration projects will be linked to make sure we have a clear understanding of the intrusive and structural relationship between these large scale target environments and their potential.

Jolly Jane North

The Jolly Jane North target is centered along the West Jolly Jane Fault which hosts broad zones of deeply oxidized, disseminated gold mineralization. This structural zone dips shallowly to the west and could be similar to the main ore controlling fault in the historic Bullfrog deposit located 10 kilometres to the south. The West Jolly Jane Fault projects underneath the main Sierra Blanca/YellowJacket deposit. Assuming this feature is going through and its dip is constant it should project under the deposits at a depth of 350 to 500 metres below the surface. It is possible that the deep hole drilled in the Savage target intercepted the top of this structural zone or a splay off of it. Further surface exploration and follow-up drilling will confirm the potential of this zone and its relationship to the Savage and other potential targets below the current deposits which have never been tested.

Additional Phase II Targets - Cat Hill and other Eastern Zone Potential

Phase II drilling will focus on following-up success from the Phase I program and testing of targets in the new Eastern area that have returned positive results described below. This program will be initiated in the fall following the return and analysis of the Phase I results.

Results from the Cat Hill target have confirmed the presence of a large oxide gold system which is along the structural margin of a large block of basement rocks. This geologic setting is similar to that in the Sierra Blanca/YellowJacket deposit and when linked to other discoveries at Connection, Vinegaroon and Alunite Hill could be outlining a system with similar size potential. These large areas of uplifted blocks of basement rocks have created major structural movement along their margins which created large fault zones that form pathways for mineralizing fluids with potential to form the large disseminated deposits as well as the fault controlled high-grade deposits. The drill discoveries in this new area of large disseminated gold mineralization with early indicators of high-grade potential has now outlined a highly perspective area for the discovery of another Sierra Blanca/YellowJacket deposit under a thin veneer of alteration cover.

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

Results of Operations

Nine months ended February 29, 2016 Compared to Nine months ended February 28, 2015

For the nine months ended February 29, 2016 the Company had a net loss of $5,981,130 compared to a net loss of $8,201,295 in the comparative period of the prior year. Included in net loss was $639,350 (2015 - $1,145,473) in stock-based compensation charges which was a result of previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on August 16, 2013, September 8, 2014, January 23, 2015, May 1, 2015, September 9, 2015 and November 13, 2015 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on September 19, 2012, August 16, 2013, September 8, 2014, October 29, 2014 and January 23, 2015 with vesting during the comparative period of the prior year. The decrease in loss of $2,220,165 in the nine month period of the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $2,300,159 incurred in the current period compared to $4,440,272 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $13,809 in the current period compared to $30,765 in the prior period.

Consulting fees decreased to $536,111 (2015 - $609,566) mainly due to decreased stock-based compensation charges of $317,528 during the current period compared to $414,066 in the comparative period of the prior year. This was offset by an increase in consulting fees of $23,083 mainly due to increase in directors’ fees.

Insurance expenses increased to $93,107 (2015 - $59,819) mainly due to increased insurance coverage incurred during the current period as a result of the increase in Company’s directors and officers liability insurance premium due to the Company’s registration of its securities in the United States.

Investor relations expenses decreased to $568,189 (2015- $733,262) due to decreased stock-based compensation charges of $75,621 during the current period compared to $164,611 in the comparative period of the prior year and a decrease of $76,083 in investor relations-related travel, and advertising and marketing during the current period. Travel expenses decreased to $79,545 (2015 - $107,237) due to less attendance at tradeshows, conferences and director travels in the current period compared to the comparative period of the prior year. These were as a result of the Company’s efforts to decrease costs until the Company secures additional financing.

Professional fees decreased to $254,556 (2015 - $411,616) due to decreased stock-based compensation charges of $13,802 during the current prior compared to $39,458 in the comparative period of the prior year and a decrease of $131,404 in legal and accounting fees in the current period compared to the comparative period of the prior year as a result of the Company registering its securities in the United States and termination payment of $73,830 to a former consultant in the comparative period of the prior year.

Regulatory expenses decreased to $81,886 (2015 - $148,484) due to more filing and listing fees incurred in the comparative period of the prior year. These expenses decreased as a result of the Company’s registration of its securities in the United States combined with the Company’s additional listing fee related to share compensation paid to the TSX in the comparative period of the prior year.

Rent expenses increased to $86,560 (2015 – $71,871) due to increase in rental rate charges combined with a decrease in rent recovery during the current period compared to the comparative period of the prior year.

Wages and benefits decreased to $1,421,694 (2015 - $1,494,033). While stock-based compensation charges of $218,590 during the prior year was less than the $496,573 in the comparative period of the prior year, this decrease was offset by an increase of $205,644 in wages and benefits in the current period mainly as a result of adjustment in wages of certain senior executive officers and the severance pay to the former President.

Other expense categories that reflected only moderate change period over period were administration expenses of $6,457 (2015 - $9,541), depreciation expenses of $19,629 (2015 - $20,697) and office expenses of $103,847 (2015 - $109,561).

Other items amounted to a loss of $429,390 compared to an income of $14,664 in the prior period. There was a gain on sale of the Company’s interest in the West Pogo property of $25,728 in the current period compared to $nil in the comparative period of the prior year, a gain on sale of the Company’s interest in the LMS property of $66,669 in the current period compared to $nil in the comparative period of the prior year, a write-off of the Company’s interest in the Chisna property of $677,695 in the current period compared to $nil in the comparative period of the prior year, and an unrealized loss on marketable securities of $nil in the current period compared to $60,305 in the comparative period of the prior year. There was an increase in foreign exchange to a gain of $144,223 (2015 – gain of $58,839), which was the result of factors outside of the Company’s control and a decrease in interest income of $11,685 (2015 - $16,130) as a result of less investment in cashable GIC’s during the current period.

Three months ended February 29, 2016 Compared to Three months ended February 28, 2015

For the three months ended February 29, 2016, the Company had a net loss of $1,536,738 compared to a net loss of $2,148,324 in the comparative period of the prior year. Included in net loss was $182,881 (2015 - $328,011) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on September 8, 2014, May 1, 2015, September 9, 2015 and November 13, 2015 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on August 16, 2013, September 8, 2014, October 29, 2014 and January 23, 2015 with vesting during the comparative period of the prior year. The decrease in loss of $611,586 in the three month period of the current year was due to a combination of factors discussed below.

Consulting fees decreased to $193,492 (2015 - $235,627) mainly due to decreased stock-based compensation charges of $96,409 during the current period compared to $148,627 in the prior period.

Exploration expenditures of $405,701 incurred in the current period compared to $648,083 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $4,549 in the current period compared to $5,918 in the prior period.

Investor relations expenses decreased to $206,153 (2015 - $278,180) mainly due to decreased stock-based compensation charges of $20,156 during the current period compared to $42,774 in the prior period and a decrease of $49,409 in investor relations-related travel, and advertising and marketing during the current period. Travel expenses decreased to $11,075 (2015 - $45,387) due to less attendance at tradeshows, conferences and director travels in the current period compared to the comparative period of the prior year. These were all part of the Company’s efforts to decrease costs until the Company secures additional financing.

Regulatory expenses decreased to $41,901 (2015 - $62,791) due to more filing and listing fees incurred in the prior period. These expenses decreased as a result of the Company’s additional listing fee related to share compensation paid to the TSX in the prior period and none in the current period.

Wages and benefits decreased to $572,979 (2015 - $674,956) mainly due to a decrease in stock-based compensation charges of $58,973 in the current period compared to $121,512 in the prior period and a decrease of $39,438 in wages and benefits the current period as there is no longer wages paid to the former President in the current period.

Other expense categories that reflected only moderate change period over period were administration expenses of $1,832 (2015 - $3,368), depreciation expenses of $6,831 (2015 - $7,293), insurance expenses of $30,918 (2015 - $29,005), office expenses of $35,161 (2015 - $38,376), professional fees of $89,826 (2015 - $83,574), and rent expenses of $32,128 (2015 – $24,049).

Other items amounted to an income of $91,259 compared to a loss of $17,635 in the prior period. This was mainly due to a gain on sale of the Company’s interest in the LMS property of $66,669 in the current period compared to $nil in the comparative period of the prior year and an unrealized loss on marketable securities of $nil in the current period compared to $16,855 in the comparative period of the prior year. There was an increase in foreign exchange to a gain of $22,573 (2015 – loss of $6,517), which was the result of factors outside of the Company’s control and a decrease in interest income of $2,017 (2015 - $5,737) as a result of less investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $1,901,917 as at February 29, 2016 compared to $5,159,962 as at May 31, 2015. The change in cash position was the net result of $5,170,459 used for operating activities, $32,594 used for capitalized acquisition costs, $25,728 received from sale of exploration and evaluation costs, and $1,986,599 received from the private placement of common shares in September of 2015 (net of share issue costs) and $298,488 repayment of promissory note during the nine months ended February 29, 2016.

As at February 29, 2016, the Company had working capital of $2,520,351 compared to working capital of $4,716,940 as at May 31, 2015. On December 17, 2015 the Company paid the balance of the promissory note payable. On March 11, 2016, the Company closed a non-brokered private placement equity financing and issued 4,900,000 common shares at a price of $0.70 per share for gross proceeds of $3,430,000. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until May 31, 2016. Following May 31, 2016, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the calendar year ending December 31, 2016. The Company’s current anticipated operating expenses are $756,000 until May 31, 2016 and $3,791,000 until February 29, 2017. The Company’s anticipated monthly burn rate averages approximately $252,000 for March 2016 to May 31, 2016 where approximately $194,000 is for administrative purposes and approximately $58,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From March 2016 to February 2017, the Company’s anticipated monthly burn rate averages approximately $316,000, of which $214,000 is for administrative purposes and approximately $102,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. The Company anticipates that it will pursue additional public or private equity financings at the beginning of the 2017 calendar year to raise additional funds for additional exploration at the NBP for the 2016 and 2017 calendar year. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of October 2016 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP on its currently anticipated scheduling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of February 29, 2016, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of February 29, 2016, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended February 29, 2016 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 25, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Repurchase of Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine month period ended February 29, 2016, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Management compensatory agreement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at February 29, 2016 and May 31, 2015, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Nine Months ended February 29, 2016 and February 28, 2015, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2016 and February 28, 2015, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Nine Months Ended February 29, 2016, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: April 11, 2016

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 11, 2016

