Form 10-K
period 2016-05-31
Corvus Gold Inc.
filed 2016-08-23
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 000-55447

CORVUS GOLD INC.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750 -700 West Pender Street Vancouver, British Columbia, Canada, (Address of Principal Executive Offices)	V6C 1G8 (Zip code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $16,164,696

As of August 22, 2016, the registrant had 92,344,582 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into this report. See Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;

•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP;

•	the Company’s estimates of the quality and quantity of the mineral resources at its mineral property;

•	the timing and cost of planned exploration programs of the Company and its joint venture partners (as applicable), and the timing of the receipt of results therefrom;

•	the Company’s future cash requirements and use of proceeds of sales of none-core assets;

•	general business and economic conditions;

•	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations;

•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;

•	the potential for the existence or location of additional high-grade veins at the NBP;

•	the potential to expand the high grade gold and silver at the YellowJacket target, and the potential to expand the higher grade bulk tonnage at the Sierra Blanca target, at the NBP;

•	the potential for any delineation of higher grade mineralization at the NBP;

•	the potential for there to be one or more additional vein zone(s) to the west and northeast of the current YellowJacket high grade zone;

•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;

•	the potential for the NBP mineralization system to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery; and

•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•	our requirement of significant additional capital;
•	our limited operating history;
•	our history of losses;
•	cost increases for our exploration and, if warranted, development projects;
•	our property being in the exploration stage;
•	mineral exploration and production activities;
•	our lack of mineral production from our property;
•	estimates of mineral resources;
•	changes in mineral resource estimates;
•	differences in United States and Canadian mineral reserve and mineral resource reporting;
•	our exploration activities being unsuccessful;
•	fluctuations in gold, silver and other metal prices;
•	our ability to obtain permits and licenses for production;
•	government and environmental regulations that may increase our costs of doing business or restrict our operations;
•	proposed legislation that may significantly affect the mining industry;
•	land reclamation requirements;
•	competition in the mining industry;
•	equipment and supply shortages;

•	current and future joint ventures and partnerships;
•	our ability to attract qualified management;
•	the ability to enforce judgment against certain of our Directors;
•	currency fluctuations;
•	claims on the title to our property;
•	surface access on our property;
•	potential future litigation;
•	our lack of insurance covering all our operations;
•	our status as a “passive foreign investment company” under US federal tax code; and
•	the Common Shares.

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
“executive officer”

When used in relation to any issuer (including the Company) means an individual who is:

(a)      a chair, vice chair or president;

(b)      a vice-president in charge of a principal business unit, division or function, including sales, finance or production; or

(c)      performing a policy-making function in respect of the issuer

“g/t”	Grams per metric tonne
“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“heap leaching”	A method of recovering minerals from ore whereby crushed rock is stacked on a non-porous liner and an appropriate chemical solution is sprayed on the top of the pile (the “heap”) and allowed to percolate down through the crushed rock, dissolving the desired minerals(s) as it does so. The chemical solution is then collected from the base of the heap and is treated to remove the dissolved mineral(s)
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur

“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“ITH”	International Tower Hill Mines Ltd., a company subsisting under the laws of British Columbia
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“Moz”	Million ounces
“mineral reserve”	The economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of modifying factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. Under NI 43-101 standards, the public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated, and Inferred Resources and Proven and Probable Reserves above.
“mineral resource”	A mineral resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. Material of economic interest refers to diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. The term mineral resource covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which mineral reserves may subsequently be defined by the consideration and application of modifying factors See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated, and Inferred Resources and Proven and Probable Reserves above.
“mineralization”	The concentration of metals and their chemical compounds within a body of rock
“modifying factors”	Considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors
“National Instrument 43-101”/ “NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NBP”	The North Bullfrog Project in Nevada held by Corvus Nevada, as more particularly described under “Properties”
“NSR”	Net smelter return
“Raven Gold”	Raven Gold Alaska Inc., a wholly owned subsidiary of Corvus USA subsisting under the laws of Alaska
“SEC”	United States Securities and Exchange Commission
“SoN”	SoN Land and Water, LLC, a limited liability company subsisting under the laws of Nevada, of which Corvus Nevada is the sole member

“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“TSX”	Toronto Stock Exchange
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheetlike form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
SEC Industry Guide 7 Definitions:
exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage
development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study
mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction
probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation
production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product
proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established
reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. “Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing. A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined

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

	Year Ended May 31
Canadian Dollars to U.S. Dollars	2016	2015	2014
Rate at end of period	0.7634	0.8022	0.9202
Average rate for period	0.7567	0.8617	0.9379
High for period	0.8191	0.9404	0.9833
Low for period	0.6854	0.7811	0.8888

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.404686
Feet	Metres	0.30480
Miles	Kilometres	1.609344
Tons	Tonnes	0.907185
Ounces (troy)/ton	Grams/Tonne	34.2857

1 mile = 1.609 kilometres 1 acre = 0.405 hectares 2,204.62 pounds = 1 metric ton = 1 tonne	2000 pounds (1 short ton) = 0.907 tonnes 1 ounce (troy) = 31.103 grams 1 ounce (troy)/ton = 34.2857 grams/tonne

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

Our head office is located at Suite 1750 – 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8, and our registered and records office is located at Suite 2200, HSBC Building, 885 West Georgia Street, Vancouver, British Columbia V6C 3E8.

We are a mineral exploration company engaged in the acquisition, exploration and development of mineral properties. We currently hold or have the right to acquire interests in the NBP property in Nevada. We are in the exploration stage as our property has not yet reached commercial production and our property is not beyond the preliminary exploration stage. All work presently planned by us is directed at defining mineralization and increasing understanding of the characteristics of, and economics of, that mineralization.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of May 31, 2016, being the last day of our last fiscal year.

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

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934, we may however determine to voluntarily comply with such requirements in our discretion.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Nevada, U.S.A. We reported no material revenues during 2016 and 2015.

Intercorporate Relationships

We have four material subsidiaries:

(a)	Corvus Nevada, a corporation incorporated in Nevada on April 9, 2007, which holds all of our properties in Nevada and is 100% owned by Corvus USA;

(b)	Raven Gold, a corporation incorporated in Alaska on July 2, 2009, which held all of our properties in Alaska and will hold any future properties in Alaska and is 100% owned by Corvus USA;

(c)	SoN Land & Water, LLC, a limited liability company incorporated in Nevada on July 25, 2013, of which Corvus Nevada is the sole member; and

(d)	Corvus USA, a corporation incorporated in Nevada on February 25, 2013, which holds all of the shares of Corvus Nevada and Raven Gold and is 100% owned by Corvus.

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

Following the completion of the Arrangement, Corvus held four advanced to early stage exploration projects in Alaska (Chisna, Terra, LMS and West Pogo) and the advanced exploration stage NBP in Nevada. Our primary focus is to leverage our exploration expertise to discover major new gold deposits. Furthermore, we intend to try and build ourselves into a non-operator gold producer with significant carried interests and royalty exposure. To meet this objective, all of the Alaskan projects received by us in the Arrangement have been sold.

We also received from ITH a 100% interest in the NBP, which is Corvus’ sole material mineral property at this time and the primary focus of our exploration activities. Since the acquisition of the NBP from ITH, we have expanded the NBP by entering into additional leases of patented lode mining claims and staking additional unpatented lode mining claims.

Business Operations

Summary

We currently hold, or have rights to acquire, interests in one mineral property in Nevada, USA, the NBP. The Company’s objective with respect to such property is to evaluate the potential of the property and to determine if spending additional funds is warranted (in which case, an appropriate program to advance the property to the next decision point will be formulated and, depending upon available funds, implemented by us) or not (in which case the property may be returned by us to the optionor/lessor or, in respect of properties in which we are earning an interest, be returned to the optionor thereof). Our present focus is on the exploration and, if warranted, development of the NBP, located 15 kilometres north of Beatty, Nevada. The progress on, and results of, the work programs on our material mineral property is set out under Part I, Item 2, Properties in this Annual Report. We continue to assess additional mineral property acquisitions but do not presently contemplate entering into any such agreements, other than in connection with the NBP.

We are in the exploration stage and do not mine, produce or sell any mineral products at this time. With respect to the NBP, our present preliminary studies indicate that any production would be through a combination of heap leaching some of the mineralization (and treatment of the leaching solution to recover gold and silver) and processing other portions of the mineralization through a gravity concentration-cyanide leach milling process.

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

Nevada

In Nevada, as in Alaska, initial stage surface exploration does not require any permits. Notice-level exploration permits (less than 5 acres of disturbance) are required (through the BLM) for the NBP to allow for drilling. More extensive disturbance required the application for a receipt of a “Plan of Operations” from the BLM. In May 2013, Corvus obtained an amended Plan of Operations allowing 100 acres of surface disturbance in the public lands portion of the NBP, which is considered sufficient by us for our currently proposed 2016-2017 drilling and characterization program. We also applied for, and received in August 2013, a Notice of Intent for disturbance of an additional 1.3 acres outside the currently defined NBP area in order to allow us to drill water monitor wells and geotechnical soil investigations outside the NBP area. This Notice of Intent has been has been reviewed and extended until June 29, 2017 by BLM. In June of 2015, the Company applied for, and received a Notice of Intent which allowed an additional 2.1 acres of disturbance for exploration of the Eastern Steam-heated Alteration zone, outside of the NBP permit area. On December 7, 2015, a decision allowing the increase in disturbance area to 4.8 acres in the Eastern Steam-heated Alteration zone was received from BLM. As of May 31, 2016, the Company had posted with the BLM, as security for the reclamation obligations, a Surety Bond of US$351,066. In general, exploration activities in Nevada can be carried out on a year-round basis. Mining is conducted in Nevada on a year round basis, both open pit and underground.

In Nevada, we are also required to post bonds with the State of Nevada to secure our environ mental and reclamation obligations on private land, with amount of such bonds reflecting the level of rehabilitation anticipated by the then proposed activities. As at May 31, 2016, the Company had posted with Nevada Division of Minerals in the State of Nevada, as security for these reclamation obligations, a Surety Bond of US$209,070.

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

Nevada

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Employees

As at August 22, 2016, we have 3 full time employees. Our operations are managed by our officers with oversight by the Directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years:

Year	High	Low	Average
	US$	US$	US$
2011	1,895	1,319	1,571
2012	1,792	1,540	1,669
2013	1,693	1,192	1,411
2014	1,385	1,142	1,267
2015	1,296	1,049	1,160

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

We will be required to expend significant funds to determine if proven and probable mineral reserves exist at our property, to continue exploration and if warranted, develop our existing property and to identify and acquire additional properties to diversify our property portfolio. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from some of these investments if we are unable to identify commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold and silver. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, caused by investments in asset-backed securities. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our potential interest in our property.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception we have had no revenue from operations. We have no history of producing metals from any of our properties. Our property is an exploration stage property. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our property and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

•	$(7,004,710) for the year ended May 31, 2016; and

•	$(10,536,611) for the year ended May 31, 2015.

We expect to continue to incur losses unless and until such time as our property enters into commercial production and generate sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

Risks Related to Mining and Exploration

Our NBP property is in the exploration stage. The NBP property has estimated mineral resources identified, but there has not been a mineral reserve estimation in accordance with NI 43-101. There is no assurance that we can establish the existence of any mineral reserves on our NBP property in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from this property and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

We have not established that our NBP property contains any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our mineral property does not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on our property, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

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

We have no history of producing metals from our current mineral property. We do not produce gold or silver and do not currently generate operating earnings. While we seek to move our project into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

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

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineral resources/reserves within the earth using statistical sampling techniques. Estimates of mineral resource/reserve on our property would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our property. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineral resources/reserves. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

As we have not completed feasibility studies on our NBP property and have not commenced actual production, mineral resource estimates may require adjustments or downward revisions. In addition, the grade ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The mineral resource estimates contained in this Annual Report have been determined based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold or silver may render portions of our mineralization and resource estimates uneconomic and result in reduced reported mineralization or adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our property

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Our mineral resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report mineral reserves and mineral resources in accordance with Canadian requirements. These requirements are different from the practices used to report mineral reserve and mineral resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred mineral resources, which are generally not permitted in disclosure filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into reserves.

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

Our long-term success depends on our ability to identify mineral deposits on our existing property and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold, silver and other commodity exploration is determined in part by the following factors

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

The potential for profitability of our operations, the value of our property, the market price of the Common Shares and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold and silver. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and/or silver may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold and silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

The volatility in gold prices is illustrated in the table presented under the heading “Business – Business Operations – Gold Price History” below.

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold and/or silver prices decline or remain low for prolonged periods of time, we might be unable to develop our property, which may adversely affect our results of operations, financial performance and cash flows.

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

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our property or some portion of our business, causing us to re-evaluate those activities at that time.

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

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our property, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

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

We may enter into joint ventures or partnership arrangements with other parties in relation to the exploration, development and production of a certain portion of the NBP property in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on a relatively small number of key employees, including our President and Chief Executive Officer and our Chief Operating Officer. The loss of any officer could have an adverse effect on us. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

Our property is located in the United States and most costs associated with this property are paid in U.S. dollars. There can be significant swings in the exchange rate between the U.S. and Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

Title to our properties may be subject to other claims, which could affect our property rights and claims.

There are risks that title to our property may be challenged or impugned. Our current property is located in Nevada and may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of our property which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the our property in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

Several of the mineral rights to our property consists of “unpatented” lode mining claims created and maintained in accordance with the United States General Mining Law of 1872. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the United States General Mining Law of 1872. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented lode mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. Should the federal government impose a royalty or additional tax burdens on the portion of the property that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

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

From time to time our property or operations may be subject to disputes which may result in litigation or other legal claims. We may be required to assert or defend against these claims which will divert resources and management time from operations. The costs of these claims or adverse filings may have a material effect on our business and results of operations.

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

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended May 31, 2016, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the shareholder makes a timely and effective "qualified electing fund" election (“QEF Election”) or a "mark-to-market" election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below under the heading “Certain United States Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Shares.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Although as of May 31, 2016, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

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

In the last 12 months, the price of our stock on the TSX has ranged from a low of $0.33 to a high of $1.38. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to resell any Common Shares you acquire at a desired price.

We have never paid dividends on the Common Shares.

We have not paid dividends on the Common Shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends with respect to the Common Shares will depend on our ability to successfully develop our NBP property and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends on Common Shares will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of the Board.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per Common Share if we issue additional employee/Director/consultant options or if we sell additional Common Shares to finance our operations.

In order to further expand the Company’s operations and meet our objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale of and issuance of additional Common Shares, including, but not limited to, raising funds to explore the NBP. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we will likely also need to issue additional Common Shares to finance future acquisitions, growth and/or additional exploration programs of our NBP property or to acquire additional properties. We will also in the future grant to some or all of our Directors, officers, and key employees and/or consultants options to purchase Common Shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional Common Shares will, cause our existing shareholders to experience dilution of their ownership interests.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Shares held by non-affiliates exceeds $700 million as of any November 30 before that time, in which case we would no longer be an emerging growth company as of the following May 31. We cannot predict if investors will find our Common Shares less attractive because we may rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our stock price may be more volatile. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

North Bullfrog Project, Nevada

Our principal mineral property is the NBP, a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 15 km north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. A NI 43-101 technical report entitled “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project Bullfrog Mining District, Nye County, Nevada” with an effective date of June 16, 2015, as amended and restated on May 18, 2016 (the “Technical Report”) is available on SEDAR. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding mineral resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

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

Title and Ownership

Redstar Gold Joint Venture and ITH Land Purchase

Redstar Gold Corp. (“Redstar”) originally staked 213 unpatented lode mining claims and optioned 21 patented lode mining claims from six private parties in 2006. ITH optioned the original NBP land package from Redstar in 2006, creating the NBPJV. ITH added 11 patented lode mining claims (the Mayflower property) to the NBPJV in 2007 under the Greenspun lease agreement. Redstar added 12 patented lode mining claims (the Connection and adjacent properties) to the NBPJV in 2008 under the lease agreement with Lunar Landing LLC. In August 2009 ITH purchased 100% interest in the NBPJV from Redstar by paying Redstar CAD$250,000 and issuing 200,000 ITH common shares. These holdings were then transferred to Corvus during the spin out. Corvus completed an additional option lease agreement on two patented lode mining claims in the Jolly Jane area in March 2011. In May 2014, Corvus amended its existing lease agreement with Kolo Corp. to add the Yellow Rose and Yellow Rose No. 1 claims. In March 2015 Corvus added a second option lease agreement with Lunar Landing LLC, to lease the Sunflower, Sunflower No. 1 and Sunflower No. 2 claims for a total of nine option agreements on private land. Table 1 summarizes the obligations of the nine leases which are part of Corvus’ responsibilities on the Project.

Table 1: Summary of Lease Obligations that are part of the North Bullfrog Project

Party	Area	Claims/Acres	Next Payment	Property Taxes	NSR	Signing Date
Gregory	North Pioneer	1/8.2	$3,600	none	2%	6/16/2006
Hall	Savage	3/45.7	$8,600	none	2%	5/22/2006
Kolo Corp	Jolly Jane & Yellow Rose	4/81.7	$6,000	$258	3%	5/8/2006
Milliken	Pioneer	3/24.5	$5,400	none	2%	5/8/2006
Pritchard	Pioneer	12/203.0	$20,000	none	4%	5/16/2006
Lunar Landing LLC	Connection	12/195.0	$16,200	$207	4%	10/27/2008
Lunar Landing LLC	Sunflower	3/59.2	$5,000	$180	4%	3/30/2015
Greenspun (1)	Mayflower	11/183.1	$10,0001	$214	4%	12/1/2007
Sussman	Jolly Jane	2/37.4	$30,000	$113	2%	3/1/2011
Total	-	51/748.7	$104,800	$972	-	-

(1)	Plus 50,000 shares of ITH and 25,000 Common Shares

Corvus has added an additional 808 federal unpatented lode mining claims which were staked in 2012, and added an additional 57 federal unpatented lode mining claims which were staked in late 2014.

Gregory Property (North Pioneer Area) Notification of Extension Term

Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009, USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

The Kolo lease agreement was amended on May 29, 2014 to add the Yellow Rose and Yellow Rose No. 1 patented claims to the agreement. The term remained the same, but the amended lease includes additional Advance Minimum Royalty payments of USD 2,400 per year for years 1 and 2, increasing to USD 3,600 per year thereafter (adjusted for inflation) for the Yellow Rose claims. The Lessor is entitled to receive a 3% NSR royalty on all production from the Yellow Rose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

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

ITH, through what is now Corvus Nevada, entered into a mining lease with option to purchase with the Greenspun Group for 183 acres of patented lode mining claims that cover much of the Mayflower prospect. The Mayflower lease requires Corvus to make payments and complete work programs as outlined in Table 2. During the term of the lease any production from the Mayflower property is subject to a sliding scale royalty, also outlined in Table 2. Corvus has the right to purchase a 100% interest in the Mayflower property for $7.5 million plus a 0.5% NSR (if gold is less than $500) or 1.0% (if gold is above $500) at any time during the term of the lease (subject to escalation for inflation if the option is exercised after the 10th year of the lease). The annual property taxes to be paid by Corvus for the Mayflower property are $214. On February 11, 2015, the Mayflower mining lease with option to purchase was amended with the addition of an anti-dilution clause applying to the ITH shares and with an increase in the annual payment to include 25,000 Common Shares.

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

Each of fifth – ninth anniversaries, US$10,000, 50,000 ITH shares and 25,000 Common Shares

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

2% if gold is less than US$400 per ounce 3% if gold is between US$401and US$500 per ounce 4% if gold is more than US$500 per ounce

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

On February 21, 2013 Corvus Nevada signed a purchase agreement, which was subsequently closed on March 28, 2013, for the purchase of the surface rights only to five patented lode mining claims owned by Mr. and Mrs. Gordon Millman and located east of the Mayflower Property. This ground could be used for potential overburden storage from the Mayflower deposit as well as improving access to the Mayflower Property in general. Corvus Nevada purchased the surface rights for US $160,000. Additionally, Corvus Nevada agreed to pay the Millmans a fee of US $0.02 per ton of any potential overburden storage subject to a minimum storage of 12 million short tons of material. The note for the storage fee of $240,000 was paid on December 17, 2015.

Sarcobatus Property

In December 2013, SoN Land and Water LLC, wholly owned by Corvus Nevada, completed the purchase of an 160 ha fee simple parcel of land approximately 30 km north of the NBP which carries with it 1,600 acre feet of irrigation water rights within the Sarcobatus Flats water basin. The cost of the land and associated water rights was US $1,034,626. The Company has registered the purchase of water rights with the Nevada State Engineer (“NSE”) and will make application to the NSE to temporarily move the production point to the NBP, and change the application to mining. The water right requires annual renewal and has currently been extended through June 11, 2017.

Other property considerations

All of the unpatented lode mining claims are on U.S. public land administered by the BLM. These claims give Corvus the right to explore for and mine minerals which include the metals gold and silver, subject to the necessary permits. The current exploration permits from BLM and NDEP allow Corvus surface access, maintenance of roads, drilling and sampling, and a defined amount of accompanying surface disturbance. The unpatented lode mining claims require payment of yearly maintenance fees to the BLM and Nye County (recording fees) of an aggregate of $144,459 (estimated for 2016). Annual property taxes to be paid by Corvus for some of the properties under the original six Redstar leases and subsequent leases are tabulated in Table 1.

Current exploration activities are covered by a Plan of Operations (NVN-83002) with the BLM. Two exploration Plans of Operation are in place with the Nevada Department of Environmental Protection (“NDEP”) (NDEP#0280 and #0290) that fulfill the State of Nevada permitting obligations on private and public lands, respectively. Reclamation bonds, related to environmental liabilities to which the NBP is subject, are in place to cover activities on the property. Corvus’ reclamation liabilities are covered by surety bonds issued by Lexon Insurance Company in the amount of $351,066 for 106 acres of disturbance on public land with the BLM and $209,070 for 20.3 acres of disturbance on private land with NDEP.

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

Recent Exploration Work 2015-2016

The Company is engaged in a District wide exploration program to assess the potential for further high-grade vein systems similar to the recent YellowJacket discovery as well as assessing the potential for expanding the YellowJacket system itself. The initial drilling phase of this new discovery exploration program was started in the spring of 2014 with surface mapping, sampling and geophysics in the new East Bullfrog area as well as further assessment of the greater Sierra Blanca area. Drilling of newly defined targets in the main Sierra Blanca/YellowJacket resource area and the new East Bullfrog exploration area began in August of 2015 and involved the completion of approximately 12,690 metres of reverse circulation drilling by the end of May 2016. The program included the first modern exploration drilling ever done in the new and very large East Bullfrog, a massive area of intense alteration covering some 142 kilometres. In addition, the program tested a number of targets in and around the large Sierra Blanca/YellowJacket deposit.

The 2016 North Bullfrog exploration program is currently scheduled to complete approximately 13,000 metres of drilling, with 6,256 metres completed in the first phase to follow-up on a new potential high-grade gold discovery adjacent to the peripheral boundaries of the proposed pits as outlined in the Technical Report and to delineate other prospective new discoveries from the 2015-2016 drill program (Figure 4). Exploration targets for 2016 include: NW Sierra Blanca, Swale, Black Vein/Liberator, YellowJacket Extension, Lower Savage, Jolly Jane North and Cat Hill.

Figure 4: Map of 2015-2016 exploration targets, North Bullfrog project, Nevada

Target Reviews

NW Sierra Blanca

The NW Sierra Blanca target area is over a kilometre long and located about 700 metres west of the high-grade YellowJacket deposit, where higher grade mineralization is associated with a broad zone of stockwork quartz veining. Drilling and exploration modeling in 2015 extended the disseminated low-grade system several hundred metres to the west with potential for multiple structural zones hosting high-grade stockwork type mineralization.

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

Swale

The Swale target represents a new style of gold mineralization with both quartz vein and replacement type, which are uniquely hosted by an extensive rhyolite intrusive body that is located at the north end of the YellowJacket trend. Results from two holes have been returned from the Swale target to date with hole NB-16-300 intersecting the new zone at the bottom of the hole (18.3m @ 1.76 g/t Au). The Swale mineralization is directly associated with an intensely fractured and altered rhyolite body. Hole NB-16-299 intersected the edge of this new zone at the bottom of the hole where alteration intensity was increasing, follow up drilling is ongoing.

Lower Savage

The Savage target is located about one kilometre south of the YellowJacket deposit and has returned broad zones of disseminated low-grade mineralization with a deeper zone of higher grade intrusive related replacement type of mineralization (NB-15-273 with 3.1m @ 2.05 g/t gold, 178 g/t silver and up to 0.2% copper). This deeper mineralization could be the beginning of a new mineralized horizon underlying the entire Sierra Blanca/YellowJacket deposit area.

Rhyolite & YellowJacket Extension

The Rhyolite-YellowJacket extension target is at the northeast end of the currently defined YellowJacket deposit. The Rhyolite extension is a NE trending zone that was tested with three holes in 2015, with two returning intercepts of high-grade stockwork type mineralization (NB-15-267 with 10.7m @ 3.5 g/t gold and NB-15-266 with 6.1m @ 1.9 g/t gold). The northern extension of the YellowJacket deposit was tested with four holes which indicate low-grade mineralization continues to the north another 100 metres but that the vein system is likely displaced to the west into the “Swale” target area which has returned positive results.

Jolly Jane North

The Jolly Jane North target is centered along the West Jolly Jane Fault which hosts broad zones of deeply oxidized, disseminated gold mineralization. This structural zone dips shallowly to the west and could be similar to the main ore controlling fault in the historic Bullfrog deposit located 10 kilometres to the south. The West Jolly Jane Fault projects underneath the main Sierra Blanca/YellowJacket deposit. Assuming this feature is through going and its dip is constant it should project under the current deposits at a depth of 400 to 500 metres below the surface. Further surface exploration and follow-up drilling will confirm the potential of this zone and its relationship to the Jolly Jane deposit to the south and its potential for deep high-grade mineralization below the main Sierra Blanca/YellowJacket deposit.

Cat Hill and other Eastern Zone Potential

Results from the Cat Hill target have confirmed the presence of a large oxide gold system which is along the structural margin of a large block of basement rocks. This geologic setting is similar to that in the Sierra Blanca/YellowJacket deposit and when linked to other discoveries at Connection, Vinegaroon and Alunite Hill could be outlining a system with similar size potential. These large areas of uplifted blocks of basement rocks have created major structural movement along their margins which created large fault zones that form pathways for mineralizing fluids with potential to form the large disseminated deposits as well as the fault controlled high-grade deposits. The drill discoveries in this new area of large disseminated gold mineralization have now outlined a perspective area for the discovery of another Sierra Blanca/YellowJacket deposit under a thin veneer of alteration cover.

Drilling Program Results

NW Sierra Blanca Target

Initial results from the first target drill tested in 2015 were announced on July 9, 2015 and returned encouraging stockwork veining intercepts from the NW Sierra Blanca target, a new NE trending structural zone with similarities to the YellowJacket deposit which is approximately 400 metres to the east (Table 3).

Table 3: Stockwork Vein Intercepts* from North Sierra Blanca Target

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

The NW Sierra Blanca Zone is currently defined by about a dozen drill holes over a kilometre of strike length (Figure 5). The gold system is over 100 metres wide and extends to at least 150 metres in depth of low-grade gold and silver with narrower 2-20-metre-wide zones of 1-5 g/t stockwork related gold-silver mineralization. The system trends to the northeast and includes the new Rhyolite zone as seen in hole NB-15-267 (NR15-14, October 15, 2015), with 10.7m @ 3.47 g/t Au & 3.6 g/t Ag within 210m at 0.47 g/t Au & 1.4 g/t Ag, and hole NB-15-282 (NR16-02, January 19, 2016) that is 600 metres to the SW which returned 3.1m @ 5 g/t Au and 42 g/t Ag within 99.1m of 0.64 g/t Au and 4.08 g/t Ag. Table 4 lists drill results for 2015 drilling.

Gold and silver mineralization in this area is a mix of replacement sulfide/oxide material surrounding quartz stockwork zones that are controlled by the two large structural zones. The north-south NWSB structure extends north out of the Air Track Hill area where it was hit in prior drilling and projects through the intersection with the northeast trending Rhyolite Zone and continues to the north under cover. Follow-up step out holes along strike to the north and south and down dip were drilled in this encouraging new target area.

In January 2016, the Company announced intercepts from the newly discovered NW Sierra Blanca Zone which appears to be analogous to the high-grade YellowJacket Deposit located 700 metres to the west (Table 5). The new high-grade intercept of 3.1 metres of 5 grams per tonne (g/t) Au and 42.0 g/t Ag within a broader 99 metres of 0.64 g/t Au and 4.1 g/t Ag is approximately 100 metres North of the initial discovery of the NW Sierra Blanca Zone (NR15-15, Nov 3, 2015). This is a high priority target area for follow-up drilling in the 2016 drill program. Previously released data from the NW Sierra Blanca Zone area are listed in Table 5. Drill results for 2016 are listed in Table 6.

Figure 5: Geologic map of the NW Sierra Blanca Target.

This new shallow zone of gold and silver mineralization trends to the NNE along the margin of the previously defined Sierra Blanca Deposit and now has a direct intrusive association which we believe increases the system’s potential. To date, all the of the holes drilled under the shallow pediment cover to the west of the Sierra Blanca Deposit have intersected thick zones of low-grade mineralization with several intervals of +1 g/t gold. These features could indicate potential for a large new deposit adjacent to the existing pit design (Figure 5).

Rhyolite Zone

The second phase of 2015 drilling produced a broad intercept from the Rhyolite Zone discovery northeast of the YellowJacket deposit (Table 7). The new high-grade intercept in hole NB-15-267 of 10.7m of 3.47 g/t Au and 3.6 g/t Ag is within a broad interval of moderate grade mineralization (210m of 0.47 g/t Au and 1.4 g/t Ag) and represents a new center of gold-silver mineralization immediately east of the YellowJacket deposit (Figure 5). Other surrounding high-grade gold intervals from the Rhyolite Zone include hole NB-13-352 (NR13-29, Oct.29, 2013) with 2.4m of 7.57 g/t Au and hole NB-14-392 (NR14-17, Sept.4, 2014) with 9.77m of 3.77 g/t Au. The Rhyolite Zone mineralization is localized along a major NE trending structure which appears to be related to the large NE structures along the west side of the Sierra Blanca deposit to the southwest where earlier 2015 drilling intercepted higher level stockwork type mineralization (NB-15-425 with 4.1m @ 1.3 g/t Au and hole NB-15-426 with 3.7m @ 1.3 g/t Au shown in Figure 5).

Table 4: 2015 Drill Results from NW Sierra Blanca Zone

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

Table 5: Previously Released NW Sierra Blanca/Rhyolite Zone Results

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

Table 6. 2016 Drill Results from NW Sierra Blanca

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-293	97.54	103.63	6.09	0.19	0.42
AZ 130 dip -50	143.26	208.79	65.53	0.21	0.79
			hole ended in mineralization

NB-16-294	64.01	68.58	4.57	0.20	1.20
AZ 130 dip -60	102.11	213.36	111.25	0.23	1.31
inc	121.92	132.59	10.67	0.63	3.13

NB-16-295	74.68	161.54	86.86	0.53	1.21
AZ 090 dip-50 inc	74.68	99.06	24.38	0.80	1.50
inc	103.63	106.68	3.05	0.58	0.97
inc	121.92	146.3	24.38	0.60	1.31
	166.12	169.16	3.04	0.17	0.33
	201.17	204.22	3.05	0.42	0.42

NB-16-296	65.53	150.88	85.35	0.55	1.36
AZ 125 dip -50 inc	73.15	106.68	33.53	0.82	2.08
inc	120.4	124.97	4.57	0.71	1.09
inc	131.06	132.59	1.53	0.58	1.69
inc	141.73	143.26	1.53	0.50	0.60
	156.97	163.07	6.1	0.13	0.31
	205.74	208.79	3.05	0.22	0.45

NB-16-297	99.06	208.79	109.73	0.35	1.62
AZ 085 dip -60 inc	108.2	124.97	16.77	0.65	1.92
inc	129.54	131.06	1.52	0.58	0.82
inc	137.16	141.73	4.57	1.37	14.69
inc	193.55	195.07	1.52	0.57	1.11

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-298	92.96	155.45	62.49	0.76	1.49
AZ 085 dip -60 inc	121.92	144.78	22.86	1.69	2.64

Table 7: Initial Results from Rhyolite Zone

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

In January 2016, results were received for two drill holes drilled on the Rhyolite Zone (Table 8). NB-15-266 drilled near hole NB-15-267 had recovery problems through the zone and was not completed to planned depth. Although the hole experienced recovery problems it still returned encouraging grades, although not to the level of hole NB-15-267 (10.7m @ 3.47 g/t Au & 3.6 g/t Ag). Locations of the holes are shown in Figure 5 and 6.

NB-15-276 was a ~30 metres step out drill hole to the northeast. This step-out hole indicates the system is narrowing to the NE with gold grade dropping off and silver grade increasing in that direction (best hit 4.6m @ 10.6 g/t silver). These results are now vectoring future exploration to the SW along the main Rhyolite trend.

Table 8: 2016 Drill Results from the Rhyolite Zone

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

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 1.0 g/t Au cutoff

North YellowJacket Extension Zone

Results were received for four holes drilled in the North YellowJacket extension target, 75 and 150 metres north of the currently defined deposit along a projected north-south splay of the vein system (Table 9). Results indicate the splay is mineralized in the first fence of holes (best hit NB15-272 - 1.5m @ 1.1 g/t gold and 75 g/t silver). Locations of the holes are shown in Figure 6. Results suggest the northern extension of the YellowJacket system could be displaced to the west towards Northwest Sierra Blanca.

Table 9: Drill Results from the North YellowJacket Extension Zone

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

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 1.0 g/t Au cutoff

Savage Targets

Results were received for three holes drilled in the main Savage target immediately adjacent to the southern portion of the Sierra Blanca deposit in January 2016. Thick oxide zones of mineralization were identified and at a depth of ~350 metres in hole NB-15-273 a higher grade (3.1m @ 2.05 g/t gold and 178 g/t silver), copper rich zone was intersected with textures indicative of a higher temperature mineral system (Table 10). Locations of the holes are shown in Figure 6.

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

Table 10: Drill Results from the Lower Savage Target

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-273	128.02	135.64	7.62	0.42	0.43
AZ 085 dip -60	144.78	175.26	30.48	0.39	0.83
	205.74	217.93	12.19	0.12	1.00
	236.22	281.94	45.72	0.19	1.54
	286.51	368.81	82.3	0.40	10.68
including	358.14	361.19	3.05	2.05	178
	377.95	384.05	6.1	0.13	0.80
	hole ended in mineralization

NB-15-274	181.36	268.22	86.86	0.36	0.70
AZ 085 dip -50	339.85	377.95	38.1	0.26	0.57
	hole ended in mineralization

NB-15-275	42.67	153.92	111.25	0.19	0.53
AZ 085 dip-50	175.26	202.69	27.43	0.21	0.86
	265.18	289.56	24.38	0.17	0.49
	298.7	307.85	9.15	0.15	0.33
	312.42	327.66	15.24	0.15	0.36
	350.52	379.48	28.96	0.13	1.20

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-301	124.97	135.64	10.67	0.25	0.46
AZ 085 dip -50	140.21	179.83	39.62	0.31	0.89
inc	146.3	147.83	1.52	0.61	0.88
inc	161.54	169.16	7.62	0.52	1.23
	207.26	286.51	79.25	0.21	1.13
	295.66	361.19	65.53	0.21	1.07
	367.28	408.43	41.15	0.33	9.22
inc	379.48	381	1.52	0.60	20.00

NB-16-302	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 083 dip -55	121.92	137.16	15.24	0.16	0.51
	141.73	237.74	96.01	0.23	0.80
	252.98	324.61	71.63	0.16	0.87
	336.8	373.38	36.58	0.18	0.42
	379.48	388.62	9.14	0.18	0.43

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 1.0 g/t Au cutoff

Figure 6. Map showing the new Savage, Rhyolite and North YellowJacket drill holes

Swale Target

The new results from holes NB-16-304, 305 and 308 at the Swale target have now focused our exploration on the potential in this area and confirmed northern extension of the YellowJacket structural system. Hole NB-16-308 has intersected 3.1 metres @ 2.2 g/t gold & 3.5 g/t silver (Table 11) which is the northern extension of the structural zone encountered in hole NB-16-300 (18.3m @ 1.76 g/t gold). Mineralization in hole NB-16-308 continues to trend NW and is hosted in a dacite unit as opposed to the more favorable rhyolite unit in hole NB-16-300. This new drilling has extended the YellowJacket system approximately 250 metres northwest of the current YellowJacket resource.

In addition, the large rhyolite body intersected in holes NB-16-304 & 305 has retuned thick intervals of low-grade gold and silver and a number of zones with high levels of uranium and molybdenum (potentially of economic significance). This highly altered and broadly mineralized rhyolite body has emerged as an important host rock for structurally controlled, YellowJacket type vein and stockwork zones. A number of the remaining exploration holes with pending assays in the Swale target area have intersected parallel broad structural zones to the southwest and south of the zones hit in holes 300 and 308. This area is about 500 metres by 200 metres at the north and west end of the current YellowJacket resource. With the earlier results from the NE trending NWSB zone in hole NB-16-298 (23m @ 1.7 g/t gold) the Company is projecting a structural intersection of the two systems at the north end of the current pit design. This complexly faulted area forms an excellent mineralizing environment and will be a primary target of resource development drilling in the second phase of the 2016 program.

Black Vein - Liberator Target

Drill holes NB-16-303 (Table 11) was drilled to test the deep potential below earlier high-grade intersection returned from the Liberator structural zone in the Black Vein target area (NB-10-63 with 13.7m @ 5.9 g/t gold & 5.2 g/t silver and NB-12-126 with 5.7m @ 6.6 g/t gold & 9.9 g/t silver). Results from hole 303 intersected a very broad zone of gold mineralization within the target (154m @ 0.54 g/t gold). This very thick zone of gold mineralization and the shallower high-grade intersections appears to be associated with the large Liberator fault system which lies just east of the YellowJacket deposit. The Liberator structural zone has not been effectively explored in the past and is now emerging as an important target area immediately east of the current pit design. It is also possible that the previously discovered Rhyolite zone (10.7m @ 3.5 g/t gold) is in part related to the Liberator system which has a known strike length of over a kilometre. This emerging new YellowJacket type target will also be tested in the next phase of drilling.

Scout drilling was completed to test the depth potential of the Liberator zone and to test a wildcat vein target in the cloud 9 area. Hole NB-16-306 was drilled about 100 meters east of the Black Vein target and intersected a broad low-grade interval deep along the Liberator fault (~400m below surface). This mineralization indicates the Liberator gold system is extensive. Hole NB-16-307 tested the Cloud 9 target, a banded quartz vein outcropping along the West Jolly Jane fault about 800 meters east of Black Vein but failed to return any significant gold or silver values.

Figure 7. Initial 2016 North Bullfrog drill holes at NW Sierra Blanca and Swale targets.

Table 11: Drill Results from the Swale & Black Vein Liberator Targets

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

NB-16-299	102.11	164.59	62.48	0.39	1.02
AZ 085 dip -60 inc	109.73	121.92	12.19	0.55	0.99
inc	155.45	161.54	6.09	0.58	0.97
	175.26	184.4	9.14	0.17	1.41
	224.03	230.12	6.09	0.15	0.58
	237.74	257.56	19.82	0.19	1.24
			hole ended in mineralization

NB-16-300	153.92	254.51	100.59	0.78	2.03
AZ 085 dip -60 inc	158.5	188.98	30.48	0.68	2.82
inc	205.74	208.79	3.05	0.65	2.41
inc	213.36	220.98	7.62	0.79	2.04
inc	225.55	231.65	6.10	0.88	2.05
inc	236.22	254.51	18.29	1.76	2.37
			hole ended in mineralization

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-304	211.84	274.32	62.48	0.30	1.09
AZ 085 dip-50 inc	213.36	219.46	6.1	0.68	2.37
inc	259.08	260.6	1.52	0.62	1.46
			hole ended in mineralization

NB-16-305	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 085 dip -50	153.92	190.5	36.58	0.17	0.85
	202.69	288.04	85.35	0.22	0.77
			hole ended in mineralization

B-16-308	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 060 dip -65	152.4	207.26	54.86	0.31	0.93
	211.84	237.74	25.9	0.12	0.39
	316.99	326.14	9.15	1.02	1.93
inc	320.04	323.09	3.05	2.24	3.47

Black Vein	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-303	94.49	102.11	7.62	0.54	1.30
AZ 130 dip -50	193.55	347.47	153.92	0.54	0.92
inc	199.64	249.94	50.3	0.58	1.03
inc	266.7	271.27	4.57	0.53	1.01
inc	275.84	301.75	25.91	0.68	0.83
inc	310.9	333.76	22.86	0.66	0.97
			hole ended in mineralization

NB-16-306	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 265 dip -80	475.49	495.3	19.81	0.24	0.47

NB-16-307
AZ 070 dip -45	No significant results

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 0.5 g/t Au cutoff

Lower Savage and West Jolly Jane Target

The Lower Savage target is a unique new discovery that could have an impact on the gold and silver potential of the North Bullfrog District (Figure 8). Mineralization intersected near the bottom of Savage hole NB-15-273 (NR16-03, January 26, 2016) with 3.1m @ 2.05 g/t Au and 178 g/t Ag, the deepest drilled at North Bullfrog, is characteristic of a hotter and more intrusion related gold-silver system which could be the source of mineralization for the overlying Sierra Blanca–YellowJacket deposit. This mineralization which lies about 100 metres below the current deposit is high in silver with significant copper (up to 0.2%). The mineralized zone appears to be a splay off of the West Jolly Jane listric fault, a structural system that is related to large scale movement at low angles and is similar to the structural environment that hosts the historic Bullfrog deposit located 10 kilometres to the south. The initial follow-up drilling on this new discovery will test the north and south extension of the zone and if positive will be followed with oriented core drilling of the zone.

The West Jolly Jane structural zone intersected in the Lower Savage target come to surface in the North Jolly Jane area and recent exploration along this zone has identified outcropping banded quartz-carbonate veins up to a kilometre to the north of the northern most drilling (over 1.5 km to the north of the Jolly Jane Deposit). This structural zone remains essentially untested. Two or three scout holes will be drilled on this structural zone in the first phase to assess its potential to host YellowJacket/Bullfrog type vein systems.

Figure 8: Lower Savage Target area.

Jolly Jane North Target

One hole was drilled at the Jolly Jane North target about 80 metres north of previous Corvus hole NB-12-123 (139m @ 0.27 g/t Au, Table 12). The hole, NB-15-283, is located 450 metres north of the Jolly Jane resource (Figure 9). NB-15-283 intersected a broad zone of low-grade dominantly oxide mineralization (104m @ 0.23 g/t gold and 0.6 g/t silver) within the Sierra Blanca Tuff in the footwall of the West Jolly Jane Fault (“WJJF”). The WJJF is a large displacement fault zone similar to the MP Fault which hosts the main historic Bullfrog deposit and also similar to the YellowJacket fault zone. The Sierra Blanca/YellowJacket deposit lies about a kilometre to the west in the hanging-wall of the WJJF which appears to be a major mineralizing fluid conduit. The WJJF is a mineral system of similar size to the current Sierra Blanca/YellowJacket deposit with unconstrained potential to the north under post-mineral cover. NB-15-283 has confirmed the potential to expand the Jolly Jane low-grade deposit to the north.

Figure 9. Northwestern Resource Area map showing 2015 North Jolly Jane drill hole location.

Table 12: Initial Results from North Jolly Janel Target

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-15-283	92.96	196.6	103.64	0.23	0.62
AZ 090 dip -50	227.08	230.12	3.05	0.11	0.22
	260.6	274.32	13.72	0.13	0.35

East Bullfrog

In September positive results were returned from the initial two scout drill holes in the new Alunite Hill target within the previously untested East Bullfrog area. Results from these holes intersected multiple zones of low-grade gold and silver mineralization representing the first confirmation that gold-silver systems are present in this large untested target area (Table 13). Mineralization appears directly related to the large outcropping alteration system along a District scale NNW trending structural zone.

In addition, final results from an initial soil survey of the East Bullfrog structural belt returned a number of surface gold and silver anomalies which correlate with the large NNW structural zones, enhancing targeting for follow-up drilling (Figure 10).

Table 13: Initial Results from Alunite Hill Target

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)	Gold (g/t)	Silver (g/t)
NB-15-260	128.02	134.11	6.09	0.19	1.705
	192.02	193.55	1.52	0.105	8.790
	121.92	134.11	12.19		2.0
Notable Silver Zones	140.21	147.83	7.62		3.1
	164.59	175.26	10.67		1.4

NB-15-261	111.25	115.82	4.57	0.153	0.290
	121.92	124.97	3.04	0.171	0.475
	129.54	131.06	1.52	0.103	0.590

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

These results have expanded the gold system in the North Bullfrog District and provided critical data for the planned 2016 follow-up exploration program.

Figure 10. East Bullfrog area gridded gold in soil map with hotter colors representing higher gold values.

Figure 11. Cat Hill map showing 2015 drill hole locations and select intercepts.

Cat Hill Target

Two holes (NB-15-284 & 285) were drilled in the Cat Hill target area. The Cat Hill target has a strong surface gold anomaly that is associated with large overlapping high and low sulfidation mineral systems (Figure 11). The target area lies adjacent to the large Road Fault structural zone which extends 10 kilometres to the south where it is called the Contact Fault, a major structural control to the historic Bullfrog deposit mined by Barrick Gold in the 1990’s. At Cat Hill, a series of N-S- to NNE-trending structures control alteration, gold mineralization and irregular qtz-calcite veins exhibiting boiling textures. The initial two holes at Cat Hill intersected broad zones of near surface, low-grade, oxide mineralization with one hole having two 1.5 metre, +1 g/t gold intercepts within targeted NNE-trending structural zones (Table 12). Targeting work is ongoing for a follow-up drill program this year.

Figure 12. Drill Hole location map of the Vinegaroon target area in the Eastern Steam Heated Zone.

Vinegaroon Target

A total of 7 holes (NB-15-286 to 292) were drilled on the Vinegaroon target. The Vinegaroon area lies ~2 kilometres east of Cat Hill, within the main Eastern Steam-heated Zone. As at Cat Hill, the Vinegaroon target has a surface gold anomaly associated with overlapping high and low sulfidation mineralization (Figure 12). A series of N-S- to NNW-trending structures control alteration and mineralization in this area. Five of the seven holes intercepted low grade gold mineralization along the large Vinegaroon fault zone. The alteration style is quartz-adularia-illite with local quartz stockwork including amethystine quartz, which is similar to the Sierra Blanca/YellowJacket deposits. The drill data (Table 14) is being evaluated for follow-up in 2016.

Table 14: Initial Drill Results from Cat Hill and Vinegaroon Targets

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

Mineral Resource Estimates

North Bullfrog Project Resource Estimate

A mineral resource estimate for the NBP, effective as at June 16, 2015, has been prepared as part of the updated Technical Report. The basis for the mineral resource estimates at the NBP are geologic models developed by Corvus’ geologists. Geologic logs, alteration and geochemical data were used to define the mineralized zones, and were the limiting factor for gold distribution for the resource estimations. Both Ordinary Kriging and Inverse Distance calculations were used to develop block models of gold and silver mineralization at several cut-off grades (“COG”). The mineral resource is subdivided according to the specific processing requirements of the different types of mineralization, and consists of higher grade mineralization within the YellowJacket Zone, which would require mill circuit with gravity concentration and cyanide leaching of the concentrate and gravity tail, and lower grade, oxidized disseminated mineralization from the Sierra Blanca, Jolly Jane and Mayflower areas, which would be suitable for run-of-mine heap leach processing. The estimated mineral resource is summarized in Table 15, where it has been estimated as the portion of mineralization with reasonable prospects for extraction defined by Whittle® analysis of the resource block models. The Whittle® software defined an open pit mining shell at a gold price of US $1,200/oz, economic parameters typical of Nevada open pit mines and metallurgical recoveries indicated by NBP testing data received to date. The estimated mineral resource is defined by mineralization falling within the open pit mining shell which would be processed and is listed in Table 15.

Table 15: Measured, Indicated, and Inferred Mineral Resource Estimate for the North Bullfrog Project Defined by

Whittle TM pit volumes, including both the YellowJacket Vein/Stockwork and Disseminated Oxide Mineralization at $1,200 Gold Price

		Yellow Jacket (milling)				Disseminated (heap leach)				Total
WhittleTM Pit Gold Price*	Resources Category	Cutoff** (Gold g/t)	Tonnes (Mt)	Gold (g/t)	Silver (g/t)	Cutoff** (Gold g/t)	Tonnes (Mt)	Gold (g/t)	Silver (g/t)	Strip Ratio	Contained Au kozs	Contained Ag kozs
	Measured		3.86	2.55	19.70		0.30	0.25	2.76		318.9	2,471.5
	Indicated		1.81	1.53	10.20		22.86	0.30	0.43		308.9	911.1
$1,200	Total M & I	0.52	5.67	2.22	16.67	0.15	23.15	0.30	0.46	0.70	627.7	3,382.6
	Inferred		1.48	0.83	4.26		176.35	0.19	0.67		1,132.2	4,005.0

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

Cautionary Note to US Investors: The terms Measured, Indicated Resource and Inferred Resource as described in Table 15 above are as defined in Canadian National Instrument 43-101. These terms are not defined under SEC Industry Guide 7 and are not recognized by the SEC. These estimated mineral resources are not SEC Industry Guide 7 proven and probable reserves. See “Cautionary Note to US Investors Regarding Mineral Reserve and Resource Estimates” above.

LMS Project

The LMS Project in central Alaska was sold for cash and a retained net smelter return (“NSR”) royalty, with final closing pending TSX approval. Cash from the transaction will be used to fund ongoing exploration and development of the North Bullfrog project in Nevada.

The LMS royalty interest will augment those established in 2015 and continue to provide our shareholders with exposure to future gold production at no cost as well as providing a funding stream for our ongoing Nevada exploration programs.

A summary of the sale transactions are listed below:

•	Cash at closing: US $350,000 (~CAD $473,585 @ USD/CAD 1.3531 exchange rate).
•	Corvus is granted a retained NSR royalty of 3% on precious metals and 1% on base metals with a 1% buy down of the precious metal royalty for USD $4M.

Chisna Project

The Chisna Project in southern Alaska was sold for cash and a retained net smelter return (“NSR”) royalty. Cash from the transaction will be used to fund ongoing exploration of the North Bullfrog project in Nevada.

The Chisna sale will augment the royalty portfolio established by the Company over the past 12 months. It is intended to provide shareholders with additional exposure to potential future gold discoveries and potential production at no cost as well as providing a funding stream for the ongoing Nevada exploration programs.

A summary of the sale transaction is listed below:

•	Cash at closing: US $25,000 (~CAD $25,728 @ USD/CAD 1.0291 exchange rate)
•	Corvus is granted a retained NSR royalty of 1% on precious metals and 1% on base metals

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended May 31, 2016, none of the Company’s or its subsidiaries’ properties or projects were subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The common shares of the Company are listed and posted for trading on the TSX under the symbol “KOR”. In the United States, the common shares of the Company are quoted for trading on OTXQX under the symbol “CORVF”.

The following table sets forth the highest and lowest intraday sales prices for the common share as reported by the TSX for the periods indicated:

	Toronto Stock Exchange
Year ended May 31, 2017	C$ High	C$ Low
First Quarter (through August 22, 2016)	$1.38	$0.82

Year ended May 31, 2016	C$ High	C$ Low
Fourth Quarter	$1.12	$0.57
Third Quarter	$0.79	$0.34
Second Quarter	$0.84	$0.33
First Quarter	$0.77	$0.40

Year ended May 31, 2015	C$ High	C$ Low
Fourth Quarter	$0.88	$0.63
Third Quarter	$1.23	$0.69
Second Quarter	$1.48	$0.78
First Quarter	$1.62	$1.08

The following table shows the high and low bid information on the OTCQX for the common shares for the periods indicated:

	OTCQX
Year ended May 31, 2017	US$ High	US$ Low
First Quarter (through August 22, 2016)	$1.05	$0.64

Year ended May 31, 2016	US$ High	US$ Low
Fourth Quarter	$0.89	$0.42
Third Quarter	$0.56	$0.25
Second Quarter	$0.61	$0.25
First Quarter	$0.62	$0.30

Year ended May 31, 2015	US$ High	US$ Low
Fourth Quarter	$0.71	$0.51
Third Quarter	$1.06	$0.55
Second Quarter	$1.36	$0.69
First Quarter	$1.50	$0.99

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As at August 22, 2016, there were 92,344,582 common shares issued and outstanding, and the Company had approximately 126 shareholders of record. On August 22, 2016, the closing price of the common shares as reported by the TSX was C$1.16.

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

On November 18, 2015, the Company issued 25,000 Common Shares in connection with the lease on the Mayflower property. The Common Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to representations made to the Company regarding the non-public nature of the offering and issuance of the Common Shares. The Common Shares were issued pursuant to the terms of the Mining Lease and Option to Purchase Agreement (Mayflower Project), dated effective December 1, 2007, by and among the Brain L Greenspun Family Limited Partnership, the Daniel A. Greenspun and Robin S. Greenspun Family Limited Partnership, the Susan Greenspun Fine Family Limited Partnership and the Jane Greenspun Gale Family Limited Partnership, Corvus Nevada, and Corvus.

Repurchase of Securities

None

Equity Compensation Plan

The following summary information is presented as of May 31, 2016

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	7,981,000	$0.8547	978,458
Equity Compensation Plans Not Approved By Securityholders	Nil	Nil	N/A
Total	7,981,000	N/A	978,458

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended May 31, 2016 and 2015, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Forward-Looking Statements” above.

Current Business Activities

General

North Bullfrog Project Development

The 2015-16 drilling campaign focused on expanding YellowJacket vein system and testing the eastern side of the property for new gold systems. This program utilized a single drilling rig and has to date completed approximately 15,000 metres of RC drilling . In 2015 five targets were tested in the Eastern part of the property and four targets tested in the area around the Sierra Blanca/YellowJacket deposit and the North Jolly Jane target. In 2016 positive results from targets around the Sierra Blanca/YellowJacket deposit were further tested to assess the potential to add significant tonnage of mill grade material to the deposit. The success of this follow-up program has lead to plans for a resource development drilling program for the fall of 2016.

Baseline characterization work continued in the fiscal year ended May 31, 2016, with bi annual water quality sampling in 2015-16. The site meteorological station continued to operate with quarterly reports submitted to NDEP. Wildlife and botanical surveys required by the site operating permits were performed as required.

Financing

On September 1, 2015, Corvus Gold Inc. closed a $2,000,000 non-brokered private placement at $0.47. Under the terms of the agreement, the Company issued 4,255,320 common shares with no warrant and a 6 month hold period on the stock. With the completion of this financing, Resource Capital Fund joins the growing list of other major long-company, long-gold Corvus Gold shareholders. The proceed was used to fund ongoing exploration and development of the North Bullfrog project in Nevada.

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

On March 11, 2016, the Company announced the closing of a $3,430,000 non-brokered private placement at $0.70 per share. Under the terms of the agreement, the Company issued 4,900,000 common shares.  The participants in the private placement include Tocqueville Gold Fund and AngloGold Ashanti (U.S.A.) Exploration, Inc. The proceeds will be used to fund our ongoing Nevada exploration programs.

On April 5, 2016, the Company announced that its wholly owned Alaskan subsidiary, Raven Gold, had signed an agreement with Millrock for the sale of its Chisna property in Alaska.  The property was sold for cash and a retained NSR royalty. Cash from the transaction will be used to fund ongoing exploration and development of the North Bullfrog project in Nevada.

A summary of the sale transactions are listed below:

•	Cash at closing: US $25,000 (CAD $25,728);
•	Corvus is granted a retained NSR royalty of 1% on precious metals and 1% on base metals.

2017 Outlook

During 2016-2017, the Company will focus on exploration and resource development drilling at NBP to test and assess new structural targets around Sierra Blanca/YellowJacket deposit as well as follow-up drilling of the Cat Hill and North Jolly Jane targets. The Company also plans to continue the collection of baseline environmental data in its water quality sampling, waste geochemistry and meteorological programs.

Results of Operations

Year ended May 31, 2016 Compared to Year ended May 31, 2015

For the year ended May 31, 2016 the Company had a net loss of $7,434,215 compared to a net loss of $10,577,487 in the prior year. Included in net loss was $825,921 (2015 - $1,485,695) in stock-based compensation charges which was a result of stock options granted during the year and previously granted stock options which vested during the year. Stock-based compensation in the current year comprised of stock options granted on August 16, 2013, September 8, 2014, January 23, 2015, May 1, 2015, September 9, 2015 and November 13, 2015 which vested during the year. The prior year had stock-based compensation arising from stock options granted on September 19, 2012, August 16, 2013, September 8, 2014, October 29, 2014, January 23, 2015 and May 1, 2015 with vesting during the prior year. The decrease in loss of $3,143,272 in the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $2,856,345 incurred in the current year compared to $5,640,920 in the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current year compared with the prior year and a decrease in stock-based compensation charges of $18,468 in the current year compared to $36,820 in the prior year.

Consulting fees decreased to $712,943 (2015 - $827,163) mainly due to decreased stock-based compensation charges of $415,360 during the current year compared to $570,913 in the prior year. This was offset by an increase in consulting fees of $41,333 mainly due to increase in directors’ fees as monthly fees were adjusted in January of 2015 mainly due to the Company’s registration of its securities in the United States.

Insurance expenses increased to $122,691 (2015 - $92,207) mainly due to increased insurance coverage incurred during the current year as a result of the increase in Company’s directors and officers liability insurance premium due to the Company’s registration of its securities in the United States.

Investor relations expenses decreased to $738,931 (2015- $930,260) due to decreased stock-based compensation charges of $96,309 during the current year compared to $208,336 in the prior year and a decrease of $79,302 in investor relations-related travel, and advertising and marketing during the current year. Travel expenses decreased to $123,621 (2015 - $195,016) due to less attendance at tradeshows, conferences and directors’ travels in the current year compared to the prior year. These were as a result of the Company’s efforts to decrease costs until the Company secures additional financing.

Professional fees decreased to $320,979 (2015 - $505,239) due to decreased stock-based compensation charges of $16,678 during the current year compared to $48,841 in the prior year and a decrease of $152,097 in legal and accounting fees in the current year compared to the prior year as a result of the Company registering its securities in the United States and termination payment of $73,830 to a former consultant in the prior year.

Regulatory expenses decreased to $92,941 (2015 - $154,996) due to more filing and listing fees incurred in the prior year. These expenses decreased as a result of the Company’s registration of its securities in the United States combined with the Company’s additional listing fee related to share compensation paid to the TSX in the prior year.

Rent expenses increased to $117,471 (2015 – $96,564) due to increase in rental rate charges combined with a decrease in rent recovery during the current year compared to the prior year.

Wages and benefits decreased to $1,744,818 (2015 - $1,904,767). While stock-based compensation charges of $279,106 during the current year was less than the $620,785 in the prior year, this decrease was offset by an increase of $181,730 in wages and benefits in the current year mainly as a result of adjustment in wages of certain senior executive officers and the severance pay to the former President.

Other expense categories that reflected only moderate change year over year were administration expenses of $7,988 (2015 - $13,225), depreciation expenses of $27,100 (2015 - $28,191) and office expenses of $138,882 (2015 - $148,063).

Other items amounted to a loss of $429,505 compared to a loss of $40,876 in the prior year. There was a gain on sale of the Company’s interest in the West Pogo property of $25,728 in the current year compared to $nil in the prior year, a gain on sale of the Company’s interest in the LMS property of $66,669 in the current year compared to $nil in the prior year, a write-off of the Company’s interest in the Chisna property of $677,695 in the current year compared to $nil in the prior year, and a loss on sale of marketable securities of $nil in the current year compared to $125,166 in the prior year. There was an increase in foreign exchange to a gain of $139,394 (2015 –$62,175), which was the result of factors outside of the Company’s control and a decrease in interest income of $16,399 (2015 - $22,115) as a result of less investment in cashable GIC’s during the current year.

Three months ended May 31, 2016 Compared to Three months ended May 31, 2015

For the three months ended May 31, 2016, the Company had a net loss of $1,453,085 compared to a net loss of $2,376,192 in the comparative period of the prior year. Included in net loss was $186,571 (2015 - $340,222) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on September 8, 2014, May 1, 2015, September 9, 2015 and November 13, 2015 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on August 16, 2013, September 8, 2014, October 29, 2014, January 23, 2015 and May 1, 2015 with vesting during the comparative period of the prior year. The decrease in loss of $923,107 in the three month period of the current year was due to a combination of factors discussed below.

Exploration expenditures of $556,186 incurred in the current period compared to $1,200,648 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $4,659 in the current period compared to $6,055 in the prior period.

Consulting fees decreased to $176,832 (2015 - $217,597) mainly due to decreased stock-based compensation charges of $97,832 during the current period compared to $156,847 in the prior period. This was offset by an increase in consulting fees of $18,250 mainly due to increase in directors’ fees as payment for meeting fees were paid in 2016 Q4 whereas it was paid in 2015 Q2.

Investor relations expenses decreased to $170,742 (2015 - $196,998) mainly due to decreased stock-based compensation charges of $20,688 during the current period compared to $43,725 in the prior period. Travel expenses decreased to $44,076 (2015 - $87,779) due to less attendance at tradeshows, conferences and director travels in the current period compared to the comparative period of the prior year. These were all part of the Company’s efforts to decrease costs until the Company secures additional financing.

Professional fees decreased to $66,423 (2015 - $93,623) mainly due to decreased stock-based compensation charges of $2,876 during the current period compared to $9,383 in the prior period and a decrease of $20,693 in legal and accounting fees in the current period compared to comparative period of the prior year as a result of the Company registering its securities in the United States in the prior year.

Wages and benefits decreased to $323,124 (2015 - $410,734) mainly due to a decrease in stock-based compensation charges of $60,516 in the current period compared to $124,212 in the prior period and a decrease of $23,914 in wages and benefits in the current period as there is no longer wages paid to the former President in the current period.

Other expense categories that reflected only moderate change period over period were administration expenses of $1,531 (2015 - $3,684), depreciation expenses of $7,471 (2015 - $7,494), insurance expenses of $29,584 (2015 - $32,388), office expenses of $35,035 (2015 - $38,502), regulatory expenses of $11,055 (2015 - $6,512), and rent expenses of $30,911 (2015 – $24,693).

Other items amounted to a loss of $115 compared to a loss of $55,540 in the prior period. This was mainly due to an unrealized loss on marketable securities of $nil in the current period compared to $60,305 in the comparative period of the prior year and a loss on sale of marketable securities of $nil in the current period compared to $125,166 in the comparative period of the prior year. There was an increase in foreign exchange to a loss of $4,829 (2015 – gain of $3,336), which was the result of factors outside of the Company’s control and a decrease in interest income of $4,714 (2015 - $5,985) as a result of less investment in cashable GIC’s during the current period.

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

The consolidated financial statements have been prepared on a going concern basis, which presume the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or obtaining additional financing.

In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future within one year from the date the consolidated financial statements are issued.  There is substantial doubt upon the Company’s ability to continue as going concern, as explained below and in the financial statements.

The Company has sustained significant losses from operations. has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the consolidated financial statement are issued and will be required to raise additional funds through public or private equity financings, significantly reduce exploration expenditures and administrative expenses, or consider other options such as sales of its mineral properties, in order to continue in business.

The Company reported cash and cash equivalents of $4,783,519 as at May 31, 2016 compared to $5,159,962 as at May 31, 2015. The change in cash position was the net result of $6,238,626 used for operating activities, $32,594 used for capitalized acquisition costs, $7,153 used on property and equipment, $499,313 received from sale of exploration and evaluation costs and $5,526,783 received from the private placements of common shares in September of 2015 and March of 2016 (net of share issue costs) and exercise of stock options, and $298,488 repayment of promissory note during the year ended May 31, 2016.

As at May 31, 2016, the Company had working capital of $4,742,321 compared to working capital of $4,716,940 as at May 31, 2015. On December 17, 2015 the Company paid the balance of the promissory note payable. On March 11, 2016, the Company closed a non-brokered private placement equity financing and issued 4,900,000 common shares at a price of $0.70 per share for gross proceeds of $3,430,000. On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 common shares at a price of $1.02 per Share for gross proceeds of $2,601,000. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until May 31, 2016. Following May 31, 2016, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the calendar year ending December 31, 2016. The Company’s current anticipated operating expenses are $3,926,000 until December 31, 2016 and $5,518,000 until May 31, 2017. The Company’s anticipated monthly burn rate averages approximately $561,000 for June 1, 2016 to December 31, 2016 where approximately $266,000 is for administrative purposes and approximately $295,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From June 2016 to May 2017, the Company’s anticipated monthly burn rate averages approximately $460,000, of which $233,000 is for administrative purposes and approximately $227,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. In Jun 2016, 200,000 shares were issued on exercise of stock options for gross proceeds of $100,000. In addition, on July 15, 2016, the Company had closed a non-brokered private placement equity financing for gross proceeds of $2,601,000. The Company anticipates that stock options will be exercised throughout the remainder of the 2016-2017 fiscal year to help fund additional exploration at the NBP. In the event that the Company is unable to raise additional funds through the exercise of stock options, the Company will pursue additional public or private equity financings at the end of the 2017 calendar year to raise additional funds for additional exploration at the NBP for the 2016 and 2017 calendar year. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP on its currently anticipated scheduling.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production”. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the NBP property to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2016 fiscal year.

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

Significant judgments

Critical accounting judgments are accounting policies that have been identified as being complex or involving subjective judgments or assessments. The Company made the following critical accounting judgments:

•	The determination of deferred tax assets and liabilities recorded in the Balance Sheet.
•	The analysis of resource calculations, drill results, laboratory work, etc., which can impact the Company’s assessment of impairments, and provisions, if any, for environmental rehabilitation and restorations.
•	The determination of functional currency. In accordance with FAS 52 “Foreign Currency Translation”, management determined that the functional currency of Corvus USA, Corvus Nevada, Raven Gold and SoN is US dollars and for all other entities within the Group, the functional currency is Canadian dollars, as these are the currencies of the primary economic environment in which the companies operate.
•	The assessment of the Company’s ability to continue as a going concern.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate and recorded at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2016, the Company recorded a provision of $293,578 (USD 224,000) (2015 - $132,579 (USD 107,000)) for environmental rehabilitation.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2016, 7,981,000 outstanding stock options (2015 – 7,396,334) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Crowe MacKay LLP Member Crowe Horwath International
1100, 1177 West Hastings Street Vancouver, BC V6E 4T5 +1.604.687.4511 Tel +1.604.687.5805 Fax +1.800.351.0426 Toll Free www.crowemackay.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Corvus Gold Inc.

We have audited the accompanying consolidated balance sheets of Corvus Gold Inc. (the “Company”) as of May 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corvus Gold Inc. as at May 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe MacKay LLP

Chartered Professional Accountants

Vancouver, Canada

August 22, 2016

CORVUS GOLD INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars)

	May 31, 2016	May 31, 2015

ASSETS

Current assets
Cash and cash equivalents	$4,783,519	$5,159,962
Accounts receivable	28,810	26,015
Prepaid expenses	166,853	248,679

Total current assets	4,979,182	5,434,656

Property and equipment (note 5)	82,051	96,703
Capitalized acquisition costs (note 6)	4,261,680	4,866,634

Total assets	$9,322,913	$10,397,993

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 9)	$236,861	$419,228
Promissory note payable (note 7)	-	298,488

Total current liabilities	236,861	717,716

Asset retirement obligations (note 6)	293,578	132,579

Total liabilities	530,439	850,295

Shareholders’ equity
Share capital (note 8)	69,890,670	64,256,889
Contributed surplus (note 8)	11,977,459	11,247,286
Accumulated other comprehensive income - cumulative translation differences	1,168,386	853,349
Deficit accumulated during the exploration stage	(74,244,041)	(66,809,826)

Total shareholders’ equity	8,792,474	9,547,698

Total liabilities and shareholders’ equity	$9,322,913	$10,397,993

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended May 31, 2016 and 2015
(Expressed in Canadian dollars)

	May 31, 2016	May 31, 2015

Operating expenses
Administration	$7,988	$13,225
Consulting fees (notes 8 and 9)	712,943	827,163
Depreciation (note 5)	27,100	28,191
Exploration expenditures (notes 6 and 8)	2,856,345	5,640,920
Insurance	122,691	92,207
Investor relations (notes 8 and 9)	738,931	930,260
Office and miscellaneous	138,882	148,063
Professional fees (notes 8 and 9)	320,979	505,239
Regulatory	92,941	154,996
Rent	117,471	96,564
Travel	123,621	195,016
Wages and benefits (notes 8 and 9)	1,744,818	1,904,767

Total operating expenses	(7,004,710)	(10,536,611)

Other income (expense)
Interest income	16,399	22,115
Gain on sale of capitalized acquisition costs (notes 6b) and 6c))	92,397	-
Write-off of capitalized acquisition costs (note 6a))	(677,695)	-
Loss on sale of marketable securities (note 4)	-	(125,166)
Foreign exchange gain	139,394	62,175

Total other expense	(429,505)	(40,876)

Net loss for the year	(7,434,215)	(10,577,487)

Other comprehensive income
Exchange difference on translating foreign operations	315,037	702,157

Comprehensive loss for the year	$(7,119,178)	$(9,875,330)

Basic and diluted net loss per share	$(0.09)	$(0.14)

Weighted average number of shares outstanding	84,468,690	75,517,310

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2016 and 2015
(Expressed in Canadian dollars)

	May 31, 2016	May 31, 2015

Operating activities
Net loss for the year	$(7,434,215)	$(10,577,487)
Add items not affecting cash:
Depreciation	27,100	28,191
Stock-based compensation (note 8)	825,921	1,485,695
Write-off of capitalized acquisition costs (note 6a))	677,695	-
Gain on sale of capitalized acquisition costs (notes 6b) and 6c))	(92,397)	-
Loss on sale of marketable securities	-	125,166
Foreign exchange gain	(139,394)	(62,175)
Changes in non-cash items:
Accounts receivable	(2,795)	(9,228)
Prepaid expenses	81,826	(31,363)
Accounts payable and accrued liabilities	(182,367)	(203,722)

Cash used in operating activities	(6,238,626)	(9,244,923)

Financing activities
Cash received from issuance of shares	5,552,667	10,689,450
Share issuance costs	(25,884)	(207,977)
Repayment of promissory note	(298,488)	-

Cash provided by financing activities	5,228,295	10,481,473

Investing activities
Cash received from sale of marketable securities	-	35,723
Expenditures on property and equipment	(7,153)	(13,822)
Refund of reclamation bond	-	626,324
Cash received from sale of capitalized acquisition costs (note 6b) and 6c))	499,313	-
Capitalized acquisition costs	(32,594)	(32,508)

Cash provided by investing activities	459,566	615,717

Effect of foreign exchange on cash	174,322	79,725

Increase (decrease) in cash and cash equivalents	(376,443)	1,931,992

Cash and cash equivalents, beginning of the year	5,159,962	3,227,970

Cash and cash equivalents, end of the year	$4,783,519	$5,159,962

Supplemental cash flow information (note 12)

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2014	70,415,028	$53,703,440	$9,768,967	$151,192	$(56,232,339)	$7,391,260

Net loss for the year	-	-	-	-	(10,577,487)	(10,577,487)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	702,157	-	702,157
Shares issued for cash
Public offering	5,150,000	6,180,000	-	-	-	6,180,000
Private placement	4,500,000	4,500,000	-	-	-	4,500,000
Exercise of stock options	18,900	9,450	-	-	-	9,450
Share issued for capitalized acquisition costs	85,000	64,600	-	-	-	64,600
Reclassification of contributed surplus on exercise of stock options	-	7,376	(7,376)	-	-	-
Share issuance costs	-	(207,977)	-	-	-	(207,977)
Stock-based compensation	-	-	1,485,695	-	-	1,485,695

Balance, May 31, 2015	80,168,928	64,256,889	11,247,286	853,349	(66,809,826)	9,547,698

Net loss for the year	-	-	-	-	(7,434,215)	(7,434,215)
Shares issued for cash
Private placement	9,155,320	5,430,000	-	-	-	5,430,000
Exercise of stock options	245,334	122,667	-	-	-	122,667
Share issued for capitalized acquisition costs	25,000	11,250	-	-	-	11,250
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	315,037	-	315,037
Share issuance costs	-	(25,884)	-	-	-	(25,884)
Reclassification of contributed surplus on exercise of stock options	-	95,748	(95,748)	-	-	-
Stock-based compensation	-	-	825,921	-	-	825,921

Balance, May 31, 2016	89,594,582	$69,890,670	$11,977,459	$1,168,386	$(74,244,041)	$8,792,474

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

1.	NATURE AND CONTINUANCE OF OPERATIONS

On August 25, 2010, International Tower Hill Mines Ltd. (“ITH”) completed a Plan of Arrangement (the “Arrangement”) whereby its existing Alaska mineral properties (other than the Livengood project) and related assets and the North Bullfrog mineral property and related assets in Nevada (collectively, the “Nevada and Other Alaska Business”) were indirectly spun out into a new public company, being Corvus Gold Inc. (“Corvus” or the “Company”). As part of the Arrangement, ITH transferred its wholly-owned subsidiary Corvus Nevada (which held the North Bullfrog property), to Corvus and a wholly-owned Alaskan subsidiary of ITH, Talon Gold Alaska, Inc. sold to Raven Gold, the Terra, Chisna, LMS and West Pogo properties. As a consequence of the completion of the Arrangement, the Terra, Chisna, LMS, West Pogo and North Bullfrog properties were transferred to Corvus.

The Company was incorporated on April 13, 2010 under the Business Corporations Act (British Columbia). These consolidated financial statements reflect the cumulative operating results of the predecessor, as related to the mineral properties that were transferred to the Company from June 1, 2006.

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At May 31, 2016, the Company had interests in a property in Nevada, U.S.A.

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

The Company has sustained significant losses from operations. has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at May 31, 2016, the Company had working capital of $4,742,321 compared to working capital of $4,716,940 as at May 31, 2015.  On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 common shares at a price of $1.02 per Share for gross proceeds of $2,601,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the consolidated financial statement are issued and will be required to raise additional funds through public or private equity financings, significantly reduce exploration expenditures and administrative expenses, or consider other options such as sales of its mineral properties, in order to continue in business.

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

2.	SIGNIFICANT ACCOUNTING POLICIES

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
YEARS ENDED MAY 31, 2016 AND 2015

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

Significant judgments

Critical accounting judgments are accounting policies that have been identified as being complex or involving subjective judgments or assessments. The Company made the following critical accounting judgments:

•	The determination of deferred tax assets and liabilities recorded in the Balance Sheet.
•	The analysis of resource calculations, drill results, laboratory work, etc., which can impact the Company’s assessment of impairments, and provisions, if any, for environmental rehabilitation and restorations.
•	The determination of functional currency. In accordance with FAS 52 “Foreign Currency Translation”, management determined that the functional currency of Corvus USA, Corvus Nevada, Raven Gold and SoN is US dollars and for all other entities within the Group, the functional currency is Canadian dollars, as these are the currencies of the primary economic environment in which the companies operate.

•	The assessment of the Company’s ability to continue as a going concern.

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
YEARS ENDED MAY 31, 2016 AND 2015

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
YEARS ENDED MAY 31, 2016 AND 2015

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate and recorded at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2016, the Company recorded a provision of $293,578 (USD 224,000) (2015 - $132,579 (USD 107,000)) for environmental rehabilitation.

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
YEARS ENDED MAY 31, 2016 AND 2015

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2016, 7,981,000 outstanding stock options (2015 – 7,396,334) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified to the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The following table presents the financial instruments recorded at fair value, classified using the fair value hierarchy described above:

May 31, 2016	Level 1

Cash and cash equivalents	$4,783,519

May 31, 2015	Level 1

Cash and cash equivalents	$5,159,962

4.	MARKETABLE SECURITIES

During the year ended May 31, 2015, the Company sold 200,000 shares of WestMountain Gold for gross proceeds of $35,723 (USD29,058) and a realized net loss of $125,166.

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

5.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2014	$38,733	$73,962	$54,210	$166,905
Additions	13,822	-	-	13,822
Currency translation adjustments	6,391	10,881	7,975	25,247

Balance, May 31, 2015	58,946	84,843	62,185	205,974
Additions	7,153	-	-	7,153
Currency translation adjustments	2,786	4,591	3,365	10,742

Balance, May 31, 2016	$68,885	$89,434	$65,550	$223,869

Depreciation
Balance, May 31, 2014	$21,978	$42,058	$5,422	$69,458
Depreciation for the year	7,497	10,247	10,447	28,191
Currency translation adjustments	3,160	6,918	1,544	11,622

Balance, May 31, 2015	32,635	59,223	17,413	109,271
Depreciation for the year	9,409	8,171	9,520	27,100
Currency translation adjustments	1,451	3,135	861	5,447

Balance, May 31, 2016	$43,495	$70,529	$27,794	$141,818

Carrying amounts

Balance, May 31, 2015	$26,311	$25,620	$44,772	$96,703

Balance, May 31, 2016	$25,390	$18,905	$37,756	$82,051

6.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	Chisna	North Bullfrog	LMS	Total
	(note 6a))	(note 6d))	(note 6c))

Balance, May 31, 2014	$550,255	$3,168,810	$326,050	$4,045,115
Acquisition costs
Cash payments (note 6d)(ii)(1)	-	32,508	-	32,508
Shares issued (note 6d)(ii)(1)	-	64,600	-	64,600
Asset retirement obligations	-	132,579	-	132,579
Currency translation adjustments	80,950	462,915	47,967	591,832

Balance, May 31, 2015	631,205	3,861,412	374,017	4,866,634

Acquisition costs
Cash payments (note 6d)(ii)(1)	-	32,594	-	32,594
Shares issued (note 6d)(ii)(1)	-	11,250	-	11,250
Asset retirement obligations	-	153,825	-	153,825
Currency translation adjustments	46,490	202,599	27,546	276,635
Reclassified to asset held-for-sale	-	-	(401,563)	(401,563)
Write-off of capitalized acquisition costs	(677,695)	-		(677,695)

Balance, May 31, 2016	$-	$4,261,680	$-	$4,261,680

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2016:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 6b))	(note 6a))	(note 6d))	(note 6c))

Exploration costs:
Assay	$-	$-	$757,432	$-	$757,432
Drilling	-	-	929,841	-	929,841
Equipment rental	-	-	51,347	-	51,347
Field costs	181	247	134,382	561	135,371
Geological/ Geophysical	-	6,210	328,740	1,904	336,854
Land maintenance & tenure	-	13,534	373,795	32,900	420,229
Permits	-	-	632	-	632
Studies	-	-	322,972	-	322,972
Transportation	-	-	-	1,999	1,999
Travel	-	913	66,858	-	67,771

	181	20,904	2,965,999	37,364	3,024,448
Cost recovery	(23,802)	(39,463)	-	(104,838)	(168,103)

Total expenditures (recovery) for the year	$(23,621)	$(18,559)	$2,965,999	$(67,474)	$2,856,345

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2015:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 6b))	(note 6a))	(note 6d))	(note 6c))

Exploration costs:
Aircraft services	$-	$11,202	$-	$-	$11,202
Assay	-	12,926	935,239	-	948,165
Drilling	-	-	1,577,253	-	1,577,253
Equipment rental	-	1,466	232,808	-	234,274
Field costs	2,027	9,218	317,575	337	329,157
Geological/ Geophysical	4,201	1,984	1,009,824	29,599	1,045,608
Land maintenance & tenure	11,023	77,972	263,754	27,331	380,080
Permits	-	-	1,700	-	1,700
Studies	-	-	920,301	-	920,301
Transportation	-	-	-	1,130	1,130
Travel	-	5,133	185,494	1,423	192,050

Total expenditures for the year	$17,251	$119,901	$5,443,948	$59,820	$5,640,920

a)	Chisna Property, Alaska

The Chisna property is located in the eastern Alaska Range, Alaska, and is comprised of unpatented mineral claims owned 100% by the Company.

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

On November 2, 2009, ITH and Talon Gold entered into an agreement (as amended) with Ocean Park Ventures Corp. (“OPV”). Pursuant to the agreement, an Alaskan subsidiary of OPV and Raven Gold formed a joint venture for the purpose of exploring and developing the Chisna property.

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

During the period ended February 29, 2016, the Company wrote off the Chisna property as the Company, at the time, had reduced the Chisna property to 36 core claims.

On April 5, 2016, Raven Gold completed a transaction with Millrock Resources Inc. (“Millrock”) on the Chisna property. The ownership of the property was sold for USD 25,000 and a retained net smelter return (“NSR”) royalty of 1% on precious metals and 1% on base metals.

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

The LMS property consists of unpatented mineral claims owned 100% by the Company. During the year ended May 31, 2016, the Company sold the LMS property for a consideration of $473,585 (USD 350,000) and was granted a retained NSR royalty of 3% on precious metals and 1% on base metals with a 1% on buy down of the precious metal royalty for USD$4,000,000.

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

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

(1)	Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) 12 patented mining claims referred to as the “Connection” property. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 (paid) on signing and annual payments for the first three anniversaries of USD 10,800 (paid) and USD 16,200 for every year thereafter (paid to October 27, 2015). Redstar has an option to purchase the property (subject to the NSR royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(2)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009 (paid), USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2016). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(3)

Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased 2 patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009 (paid), USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2016). The lessor is entitled to receive a 3% NSR royalty on all production, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty). On May 29, 2014, the parties signed a First Amendment Agreement whereby the Lease is amended to provide that in addition to the Advance Minimum Royalty payments payable in respect of the Original Claims, the lessee will now pay to the lessor Advance Minimum Royalty payments in respect of the Yellow Rose Claims of USD 2,400 on execution, USD 2,400 on each of May 29, 2015, 2016 and 2017 (paid to May 29, 2016), USD 3,600 on May 29, 2018 and each anniversary thereafter. The Lessor is entitled to receive a 3% NSR royalty on all production from the Yellow Rose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

(4)	Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased 12 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter (paid to May 16, 2016). The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

(5)	Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009 (paid), USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 22, 2016). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

(6)	Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009 (paid), USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation (paid to June 16, 2016). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2016), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015 (note 7)). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable (note 7) during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 km north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2016). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $293,578 (USD 224,000) (May 31, 2015 - $132,579 (USD 107,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

7.	PROMISSORY NOTE PAYABLE

On March 28, 2013, the Company issued a promissory note payable of USD 240,000 bearing interest at 4.77% per annum due on the sooner of the commencing of use of the property for waste materials storage as stated in note 6d)(ii)(3) or December 31, 2015. On December 17, 2015 the Company paid the balance of the promissory note payable.

8.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the year ended May 31, 2016:

a)	On September 1, 2015, the Company closed a non-brokered private placement equity financing and issued 4,255,320 common shares at a price of $0.47 per share for gross proceeds of $2,000,000. In connection with the financing, the Company paid an additional $8,380 in share issuance costs.

b)	On November 18, 2015, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 6d)(ii)(1), with a fair value of $11,250. In connection with the issuance, the Company paid an additional $5,021 in share issuance costs.

c)	On March 11, 2016, the Company closed a non-brokered private placement equity financing and issued 4,900,000 common shares at a price of $0.70 per share for gross proceeds of $3,430,000. In connection with the financing, the Company paid an additional $12,483 in share issuance costs.

d)	An aggregate of 245,334 shares were issued on exercise of 245,334 stock options for gross proceeds of $122,667.

During the year ended May 31, 2015:

a)	On August 27, 2014, the Company closed a non-brokered public equity financing and issued 5,150,000 common shares at a price of $1.20 per share for gross proceeds of $6,180,000. In connection with the financing, the Company paid $190,167 in share issuance costs. The offering was registered under the United States Securities Act of 1933, as amended, pursuant to a Form S-1 registration statement filed with the United States Securities and Exchange Commission and qualified in certain Canadian provinces pursuant to a prospectus filed with the relevant Canadian regulatory authorities.

b)	On February 27, 2015, the Company closed a non-brokered private placement equity financing and issued 4,500,000 common shares at a price of $1.00 per share for gross proceeds of $4,500,000. In connection with the financing, the Company paid an additional $17,810 in share issuance costs.

c)	An aggregate of 18,900 shares were issued on exercise of 18,900 stock options for gross proceeds of $9,450.

d)	On April 8, 2015, the Company issued 85,000 common shares in connection with the lease on the Mayflower property (note 6d)(ii)(1), with a fair value of $64,600.

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

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

A summary of the status of the stock option plan as of May 31, 2016, and 2015, and changes during the years are presented below:

	2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the year	7,396,334	$0.94	6,175,234	$0.84
Granted	1,650,000	0.48	1,575,000	1.34
Exercised	(245,334)	(0.50)	(18,900)	(0.50)
Forfeited	(820,000)	(0.94)	-	-
Expired	-	-	(335,000)	(1.00)

Balance, end of the year	7,981,000	$0.85	7,396,334	$0.94

The weighted average remaining contractual life of options outstanding at May 31, 2016 was 2.42 years (2015 – 2.85 years).

Stock options outstanding are as follows:

	2016			2015
Expiry Date	Exercise Price	Number of Options	Exercisable at Year- End	Exercise Price	Number of Options	Exercisable at Year- End

July 29, 2016 (Note 14a))	$0.50	219,100	219,100	$0.50	464,434	464,434
November 17, 2016	$0.67	210,000	210,000	$0.67	210,000	210,000
January 23, 2017	$1.10	50,000	50,000	$1.10	50,000	25,000
May 1, 2017	$0.73	50,000	50,000	$0.73	50,000	25,000
May 29, 2017	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017	$0.96	2,016,900	2,016,900	$0.96	2,436,900	2,436,900
October 29, 2017	$0.96	100,000	100,000	$0.96	100,000	100,000
August 16, 2018	$0.76	2,120,000	2,120,000	$0.76	2,420,000	1,611,720
September 8, 2019	$1.40	1,265,000	842,490	$1.40	1,365,000	454,545
September 9, 2020	$0.46	640,000	213,120	$-	-	-
November 13, 2020	$0.49	1,010,000	336,330	$-	-	-

		7,981,000	6,457,940		7,396,334	5,627,599

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

The Company uses the fair value method for determining stock-based compensation for all options granted during the years. The fair value of options granted was $420,866 (2015 - $1,109,011), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the year ended May 31,	2016	2015

Risk-free interest rate	0.88%	1.50%
Expected life of options	5 years	4.62 years
Annualized volatility	72.33%	69.21%
Dividend yield	0%	0.0%
Exercise price	$0.48	$1.34

Fair value per share	$0.26	$0.70

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the year ended May 31,	2016	2015

Consulting fees	$415,360	$570,913
Exploration expenditures – Geological/geophysical	18,468	36,820
Investor relations	96,309	208,336
Professional fees	16,678	48,841
Wages and benefits	279,106	620,785

	$825,921	$1,485,695

9.	RELATED PARTY TRANSACTIONS

During the year ended May 31, 2016, the Company entered into the following transactions with related parties:

For the year ended May 31,	2016	2015

Consulting fees to CFO	$105,333	$97,000
Wages and benefits to CEO and COO	806,046	620,301
Wages and benefits to former President	234,997	281,592
Directors fees (included in consulting fees)	151,250	122,750
Fees to Vice President of Corporate Communications (included in investor relations)	190,000	180,000
Professional fees to former Vice President	-	25,680
Stock-based compensation to related parties	653,520	1,247,408

	$2,141,146	$2,574,731

As at May 31, 2016, included in accounts payable and accrued liabilities was $7,628 (2015 – $9,880) in expenses owing to companies related to officers and officers of the Company.

These amounts were unsecured, non-interest bearing and had no fixed terms or terms of repayment. Accordingly, fair value could not be readily determined.

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

The Company had entered into a retainer agreement dated June 1, 2011 with Lawrence W. Talbot Law Corporation (“LWTLC”), a company with officers in common, pursuant to which LWTLC agreed to provide legal services to the Company. Pursuant to the retainer agreement, the Company agreed to pay LWTLC a minimum annual retainer of $72,000 (plus applicable taxes and disbursements). The retainer agreement might be terminated by LWTLC on reasonable notice, and by the Company on one year’s notice (or payment of one year’s retainer in lieu of notice). An officer of the Company is a director and shareholder of LWTLC. LWTLC ceased to be a related party on October 9, 2014. During the year ended May 31, 2015, the Company terminated the agreement and paid $73,830 in lieu of notice.

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

10.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

May 31, 2016
Capitalized acquisition costs	$-	$4,261,680	$4,261,680
Property and equipment	$8,068	$73,983	$82,051

May 31, 2015
Capitalized acquisition costs	$-	$4,866,634	$4,866,634
Property and equipment	$2,840	$93,863	$96,703

For the year ended May 31,	2016	2015

Net loss for the year – Canada	$(2,118,555)	$(3,126,865)
Net loss for the year – United States	(5,315,660)	(7,450,622)

Net loss for the year	$(7,434,215)	$(10,577,487)

11.	SUBSIDIARIES

Significant subsidiaries for the years ended May 31, 2016 and 2015 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2016	The Company’s effective interest for 2015

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

12.	SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended May 31,	2016	2015

Supplemental cash flow information
Interest paid (received)	$5,113	$(11,661)
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$11,250	$64,600
Change in asset retirement obligations included in capitalized acquisition costs	$153,825	$132,579
Reclassification of contributed surplus on exercise of stock options	$95,748	$7,376

13.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended May 31:

	2016	2015

Loss before income taxes	$(7,434,215)	$(10,577,487)
Statutory Canadian corporate tax rate	26.00%	26.00%

Income tax recovery at statutory rates	$(1,932,896)	$(2,750,147)
Stock-based compensation	214,739	386,281
Effect of tax rate change	-	775,666
Difference in tax rates in other jurisdictions	(422,602)	(647,273)
Tax benefits not realized	2,140,759	2,235,473

Income tax recovery	$-	$-

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2016	2015

Deferred income tax assets (liabilities)
Mineral properties	$15,907,000	$13,942,000
Property and equipment	30,000	19,000
Share issuance costs	45,000	56,000
Non-capital losses available for future periods	6,451,000	5,316,000

	22,433,000	19,333,000
Valuation allowance	(22,433,000)	(19,333,000)

Net deferred tax assets	$-	$-

At May 31, 2016, the Company has available non-capital tax losses for Canadian income tax purposes of approximately $7,804,000 and net operating loss for US tax purposes of approximately $13,004,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

CORVUS GOLD INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
YEARS ENDED MAY 31, 2016 AND 2015

	Canada	United States

2029	$-	$1,253,000
2030	-	2,000
2031	379,000	186,000
2032	1,089,000	1,595,000
2033	1,443,000	2,106,000
2034	1,733,000	4,102,000
2035	1,806,000	1,906,000
2036	1,354,000	1,854,000

	$7,804,000	$13,004,000

In addition, the Company has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $50,526,000 and in Canada of approximately $333,000, which may be deductible for tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

14.	SUBSEQUENT EVENTS

a)	On June 10, 2016, 200,000 shares were issued on exercise of 200,000 stock options for gross proceeds of $100,000.

b)	On June 22, 2016, the Company granted incentive stock options to consultants of the Company to purchase 50,000 common shares in the share capital of the Company. The options are exercisable on or before June 22, 2018 at a price of $1.02 per share. The options will vest as to 33.3% on June 22, 2016, 33.3% on December 22, 2016, and 33.4% on June 22, 2017.

c)	On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 common shares at a price of $1.02 per share for gross proceeds of $2,601,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of May 31, 2016, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of May 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2016 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2016. We reviewed the results of management’s assessment with our Finance and Audit Committee.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, which provides that issuers that are not an “accelerated filer” or “large accelerated filer” are exempt from the requirement to provide an auditor attestation report. As an “emerging growth company” we are also exempt from Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Code of Ethics

The Company’s Code of Business Conduct and Ethics that applies to all of our employees, officers and directors of the Company and its affiliated entities is available on the Company’s website at www.corvusgold.com. We will post any amendments to, or waivers, from, including an implicit waiver, the Code of Business Conduct and Ethics on that website.

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

Date: August 22, 2016

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

By:	/s/ Jeffrey Pontius	By:	/s/ Steve Aaker
	Jeffrey Pontius		Steve Aaker
	Chief Executive Officer		Director
(Principal Executive Officer)
Date: August 22, 2016		Date: August 22, 2016

By:	/s/ Peggy Wu	By:	/s/ Edward Yarrow
	Peggy Wu		Edward Yarrow
	(Principal Financial Officer and Principal Accounting Officer)		Director
Date: August 22, 2016		Date: August 22, 2016

By:	/s/ Anton J. Drescher	By:	/s/ Catherine Gignac
	Anton J. Drescher		Catherine Gignac
	Director		Director

Date: August 22, 2016		Date: August 22, 2016

By:	/s/ Rowland Perkins
Rowland Perkins
Director

Date: August 22, 2016

EXHIBIT INDEX

Exhibit Number	Description
2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014
3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.1*	2010 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.2*	Employment agreement made as of June 1, 2011 between Corvus Nevada and Jeffrey Pontius, incorporated by reference to Exhibit 10.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.3*	Employment agreement made as of October 26, 2011 between Corvus Nevada and Carl Brechtel, incorporated by reference to Exhibit 10.4 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.4*	Separation Agreement made as of June 29, 2015 between the Company and Russell Myer incorporated by reference to Exhibit 10.5 to the Company’s 10K filing as filed with the SEC on August 25, 2015

21.1	List of Subsidiaries

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott E. Wilson

23.4	Consent of Crowe MacKay LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Management contract or compensatory plan.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2016 and May 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years ended May 31, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the Years Ended May 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Equity for the Years Ended May 31, 2016 and 2015, (v) the Notes to the Consolidated Financial Statements.

