Form 10-Q
period 2016-08-31
Corvus Gold Inc.
filed 2016-10-17
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-55447

CORVUS GOLD INC.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750-700 West Pender Street
Vancouver, British Columbia, Canada,	V6C 1G8
(Address of Principal Executive Offices)	(Zip code)

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

As of October 13, 2016, the registrant had 92,344,582 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	August 31, 2016	May 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$6,038,546	$4,783,519
Accounts receivable	22,147	28,810
Prepaid expenses	164,113	166,853

Total current assets	6,224,806	4,979,182

Property and equipment (note 3)	80,986	82,051
Capitalized acquisition costs (note 4)	4,279,560	4,261,680

Total assets	$10,585,352	$9,322,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$119,497	$236,861

Total current liabilities	119,497	236,861

Asset retirement obligations (note 4)	293,713	293,578

Total liabilities	413,210	530,439

Shareholders’ equity
Share capital (note 5)	72,658,209	69,890,670
Contributed surplus (note 5)	12,075,643	11,977,459
Accumulated other comprehensive income - cumulative translation differences	1,188,268	1,168,386
Deficit accumulated during the exploration stage	(75,749,978)	(74,244,041)

Total shareholders’ equity	10,172,142	8,792,474

Total liabilities and shareholders’ equity	$10,585,352	$9,322,913

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2016	2015

Operating expenses
Administration	$361	$2,775
Consulting fees (notes 5 and 6)	161,266	192,393
Depreciation (note 3)	5,322	6,300
Exploration expenditures (notes 4 and 5)	653,506	790,059
Insurance	29,482	31,060
Investor relations (notes 5 and 6)	145,480	164,774
Office and miscellaneous	28,885	38,622
Professional fees (note 5)	65,162	70,482
Regulatory	22,829	26,981
Rent	28,883	26,300
Travel	18,829	17,675
Wages and benefits (notes 5 and 6)	340,086	579,010

Total operating expenses	(1,500,091)	(1,946,431)

Other income (expense)
Interest income	8,764	5,565
Gain on sale of capitalized acquisition costs (note 4(b))	-	25,728
Foreign exchange gain (loss)	(14,610)	93,846

Total other income (expense)	(5,846)	125,139

Net loss for the period	(1,505,937)	(1,821,292)

Other comprehensive income
Exchange difference on translating foreign operations	19,882	322,090

Comprehensive loss for the period	$(1,486,055)	$(1,499,202)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average number of shares outstanding	91,105,452	80,168,928

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2016	2015

Operating activities
Net loss for the period	$(1,505,937)	$(1,821,292)
Add items not affecting cash:
Depreciation	5,322	6,300
Stock-based compensation (note 5)	176,238	294,881
Gain on sale of capitalized acquisition costs (note 4b))	-	(25,728)
(Gain) loss on foreign exchange	14,610	(93,846)
Changes in non-cash items:
Accounts receivable	6,663	(2,093)
Prepaid expenses	2,740	57,050
Accounts payable and accrued liabilities	(117,364)	(123,447)

Cash used in operating activities	(1,417,728)	(1,708,175)

Financing activities
Cash received from issuance of shares	2,701,000	-
Share issuance costs	(11,515)	-

Cash provided by financing activities	2,689,485	-

Investing activities
Expenditures on property and equipment	(4,271)	-
Cash received from sale of capitalized acquisition costs (note 4b))	-	25,728

Cash provided by (used in) investing activities	(4,271)	25,728

Effect of foreign exchange on cash	(12,459)	160,150

Increase (decrease) in cash and cash equivalents	1,255,027	(1,522,297)

Cash and cash equivalents, beginning of the period	4,783,519	5,159,962

Cash and cash equivalents, end of the period	$6,038,546	$3,637,665

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2016	89,594,582	$69,890,670	$11,977,459	$1,168,386	$(74,244,041)	$8,792,474

Net loss for the period	-	-	-	-	(1,505,937)	(1,505,937)
Shares issued for cash
Private placement	2,550,000	2,601,000	-	-	-	2,601,000
Exercise of stock options	200,000	100,000	-	-	-	100,000
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	19,882	-	19,882
Share issuance costs	-	(11,515)	-	-	-	(11,515)
Reclassification of contributed surplus on exercise of stock options	-	78,054	(78,054)	-	-	-
Stock-based compensation	-	-	176,238	-	-	176,238

Balance, August 31, 2016	92,344,582	$72,658,209	$12,075,643	$1,188,268	$(75,749,978)	$10,172,142

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At August 31, 2016, the Company had interests in a property in Nevada, U.S.A.

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

The Company has sustained losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at August 31, 2016, the Company had working capital of $6,105,309 compared to working capital of $4,742,321 as at May 31, 2016.  On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 common shares at a price of $1.02 per Share for gross proceeds of $2,601,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statement are issued and will be required to raise additional funds through public or private equity financings, significantly reduce exploration expenditures and administrative expenses, or consider other options such as sales of its mineral properties, in order to continue in business.

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

Basis of presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2016 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at August 31, 2016 and the results of its operations for the three months then ended. Operating results for the three months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017. The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended August 31, 2016, 7,831,000 outstanding stock options (2015 – 7,376,334) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

3.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2016	$68,885	$89,434	$65,550	$223,869
Additions	4,271	-	-	4,271
Currency translation adjustments	30	41	30	101

Balance, August 31, 2016	$73,186	$89,475	$65,580	$228,241

Depreciation
Balance, May 31, 2016	$43,495	$70,529	$27,794	$141,818
Depreciation for the period	2,051	1,403	1,868	5,322
Currency translation adjustments	34	48	33	115

Balance, August 31, 2016	$45,580	$71,980	$29,695	$147,255

Carrying amounts

Balance, May 31, 2016	$25,390	$18,905	$37,756	$82,051

Balance, August 31, 2016	$27,606	$17,495	$35,885	$80,986

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Total
	(notes 4d))

Balance, May 31, 2016	$4,261,680	$4,261,680

Currency translation adjustments	17,880	17,880

Balance, August 31, 2016	$4,279,560	$4,279,560

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2016:

	North Bullfrog	Total
	(notes 4d))

Exploration costs:
Assay	$102,964	$102,964
Drilling	212,022	212,022
Equipment rental	8,588	8,588
Field costs	39,974	39,974
Geological/ Geophysical	56,675	56,675
Land maintenance & tenure	204,645	204,645
Permits	2,565	2,565
Studies	14,036	14,036
Travel	12,037	12,037

Total expenditures for the period	$653,506	$653,506

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2015:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 4b))	(note 4a))	(notes 4d))	(note 4c))

Exploration costs:
Assay	$-	$-	$179,175	$-	$179,175
Drilling	-	-	137,820	-	137,820
Equipment rental	-	-	9,676	-	9,676
Field costs	181	90	27,466	162	27,899
Geological/ Geophysical	-	6,210	143,228	-	149,438
Land maintenance & tenure	-	-	204,475	-	204,475
Permits	-	-	632	-	632
Studies	-	-	194,022	-	194,022
Transportation	-	-	-	823	823
Travel	-	913	21,244	-	22,157

	181	7,213	917,738	985	926,117
Cost recovery	(23,802)	(7,418)	-	(104,838)	(136,058)

Total expenditures for the period	$(23,621)	$(205)	$917,738	$(103,853)	$790,059

a)	Chisna Property, Alaska

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

During the year ended May 31, 2016, the Company wrote off the Chisna property as the Company, at the time, had reduced the Chisna property to 36 core claims. On April 5, 2016, Raven Gold completed a transaction with Millrock Resources Inc. (“Millrock”) on the Chisna property. The ownership of the property was sold for USD 25,000 and a retained net smelter return (“NSR”) royalty of 1% on precious metals and 1% on base metals.

b)	West Pogo Property, Alaska

The West Pogo property is located approximately 50 kilometres north of Delta Junction, Alaska, and consists of unpatented mineral claims owned 100% by the Company.

During the year ended May 31, 2014, the Company wrote off the West Pogo property, as there had been a delay in exploration work on the property for an extended period of time.

During the year ended May 31, 2016, Raven Gold completed a transaction with Millrock Resources Inc. (“Millrock”) on the West Pogo and Goodpaster database projects in Alaska. The ownership position was sold for $25,728 (USD 20,000) and the Goodpaster database project was sold for $136,058 (USD 100,000) and reflected as cost recovery for the West Pogo and LMS project. For the West Pogo project, the Company retained net smelter return (“NSR”) royalties of 3% on precious metals and 1% on base metals with 1% of the precious metal royalty buy down for USD 2 million and a further 1% for an additional USD 5 million. For the Goodpaster database, the Company retained NSR royalty of 1% on all new claims acquired within the defined Area of Interest which totals some 1,500 square kilometres covering the largest gold producing District in Alaska. One half of the royalty can be purchased for USD 2 million.

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

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

☐	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties).
☐	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; and USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871; and USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH delivered on November 7, 2014 paid with cash of $21,200; and USD 10,000 paid on November 23, 2015 and 50,000 common shares of ITH, purchased for $19,237 in the market by the Company, were delivered on November 5, 2015).
☐	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH shares due per the original agreement (issued 25,000 shares of the Company on November 18, 2015).
☐	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10. Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.
☐	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2016), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 km north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2016). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $293,713 (USD 224,000) (May 31, 2016 - $293,578 (USD 224,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended August 31, 2016:

a)	On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 common shares at a price of $1.02 per share for gross proceeds of $2,601,000. In connection with the financing, the Company paid an additional $11,515 in share issuance costs.

b)	An aggregate of 200,000 shares were issued on exercise of 200,000 stock options for gross proceeds of $100,000.

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

A summary of the status of the stock option plan as of August 31 and May 31, 2016, and changes during the periods are presented below:

	Three months ended August 31, 2016		Year ended May 31, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	7,981,000	$0.85	7,396,334	$0.94
Granted	50,000	1.02	1,650,000	0.48
Exercised	(200,000)	(0.50)	(245,334)	(0.50)
Forfeited	-	-	(820,000)	(0.94)

Balance, end of the period	7,831,000	$0.86	7,981,000	$0.85

The weighted average remaining contractual life of options outstanding at August 31, 2016 was 2.23 years (May 31, 2016 – 2.42 years).

Stock options outstanding are as follows:

	August 31, 2016			May 31, 2016
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

September 19, 2016	$0.50	19,100	19,100	$0.50	219,100	219,100
November 17, 2016	$0.67	210,000	210,000	$0.67	210,000	210,000
January 23, 2017	$1.10	50,000	50,000	$1.10	50,000	50,000
May 1, 2017	$0.73	50,000	50,000	$0.73	50,000	50,000
May 29, 2017	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017	$0.96	2,016,900	2,016,900	$0.96	2,016,900	2,016,900
October 29, 2017	$0.96	100,000	100,000	$0.96	100,000	100,000
August 16, 2018	$0.76	2,120,000	2,120,000	$0.76	2,120,000	2,120,000
September 8, 2019	$1.40	1,265,000	842,490	$1.40	1,265,000	842,490
September 9, 2020	$0.46	640,000	213,120	$0.46	640,000	213,120
November 13, 2020	$0.49	1,010,000	336,330	$0.49	1,010,000	336,330
June 22, 2018	$1.02	50,000	16,650	$-	-	-

		7,831,000	6,274,590		7,981,000	6,457,940

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $21,060 (2015 - $nil), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the three months ended August 31,	2016	2015

Risk-free interest rate	0.60%	-
Expected life of options (years)	2	-
Annualized volatility	83.45%	-
Dividend yield	0%	-
Exercise price	$1.02	-

Fair value per share	$0.42	$-

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated as follows:

For the three months ended August 31,	2016	2015

Consulting	$98,516	$131,643
Exploration expenditures – Geological/geophysical	4,635	5,455
Investor relations	20,534	38,901
Professional fees	1,908	8,237
Wages and benefits	50,645	110,645

	$176,238	$294,881

6.	RELATED PARTY TRANSACTIONS

During the period ended August 31, 2016, the Company entered into the following transactions with related parties:

For the period ended August 31,	2016	2015

Consulting fees to CFO	$20,000	$18,000
Wages and benefits to CEO and COO	145,973	143,869
Wages and benefits to former President	-	234,997
Directors fees (included in consulting fees)	33,750	33,750
Fees to Vice President of Corporate Communications (included in investor relations)	37,500	37,500
Stock-based compensation to related parties	151,439	227,668

	$388,662	$695,784

As at August 31, 2016, included in accounts payable and accrued liabilities was $9,815 (May 31, 2016 – $7,628) in expenses owing to companies related to officers and officers of the Company.

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

7.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

August 31, 2016
Capitalized acquisition costs	$-	$4,279,560	$4,279,560
Property and equipment	$10,542	$70,444	$80,986

May 31, 2016
Capitalized acquisition costs	$-	$4,261,680	$4,261,680
Property and equipment	$8,068	$73,983	$82,051

For the period ended August 31,	2016	2015

Net loss for the period – Canada	$(491,590)	$(493,500)
Net loss for the period – United States	(1,014,347)	(1,327,792)

Net loss for the period	$(1,505,937)	$(1,821,292)

8.	SUBSIDIARIES

Significant subsidiaries for the three months ended August 31, 2016 and 2015 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2016	The Company’s effective interest for 2015

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended August 31,	2016	2015

Supplemental cash flow information
Interest paid (received)	$-	$-
Income taxes paid (received)	$-	$-

10.	SUBSEQUENT EVENT

On September 15, 2016, the Company granted incentive stock options to consultants, directors and employees of the Company to purchase 1,085,000 common shares in the share capital of the Company. The options are exercisable on or before September 15, 2021 at a price of $0.91 per share. The options will vest as to 33.3% on September 15 2016, 33.3% on September 15, 2017, and 33.4% on September 15, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements for the three months ended August 31, 2016, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, as filed with the SEC on August 22, 2016, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

The primary focus of the Company will be to leverage its exploration expertise to expand its existing deposits and discover major new gold deposits. Other than with respect to the ongoing exploration of the NBP, the Company’s strategy is to leverage its other non-core assets by maintaining a retained royalty.

Highlights of activities during the period and to the date of this MD&A include:

•	NBP Exploration: Planning for Phase 2 of the 2016 exploration drilling program was completed and the initiation of Phase 2 is scheduled for the first half of October 2016. The drilling will focus on resource expansion potential for the Sierra Blanca/YellowJacket deposit to the north and west in the Swale Zone and to the east in the Liberator Zone. In addition, two new exploration/new discovery targets will be tested at North Jolly Jane and Cat Hill.
•	Results for Phase I drilling in 2016 demonstrated the continuity of gold mineralization directly adjacent to the current Sierra Blanca/YellowJacket whittle pit shells and indicated newly discovered mineralization at the Swale target immediately north of the YellowJacket/Sierra Blanca deposits. Drilling during the period in Black Vein-Liberator structure indicated further exploration potential of this new high grade structural zone.
•	Metallurgical composite samples were created and shipped to Hazen Research of Golden, CO to begin evaluation of processing alternative for the new zones of mineralization identified by drilling northeast and northwest of the YellowJacket and Sierra Blanca deposits.
•	Baseline characterization activities continued with the collection of water quality samples from NBP water monitoring wells and springs located in the immediate area of NBP.
•	On July 18, 2016, the Company completed a non-brokered private placement with Osisko Mining Inc. and issued 2,550,000 common shares at a price of $1.02 per share for gross proceeds of $2,601,000. The funding will be used to continue exploration on the NBP and for general corporate costs.

Corporate Financial Activities

On July 18, 2016, the Company announced the closing of a $2,601,000 non-brokered private placement at $1.02 per share. Under the terms of the agreement, the Company issued 2,550,000 common shares.  The participant in the private placement included Osisko Mining Inc.

Nevada Property

North Bullfrog Project

Our principal mineral property is the NBP, a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 15 km north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. A NI 43-101 technical report entitled “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project Bullfrog Mining District, Nye County, Nevada” with an effective date of June 16, 2015, as amended and restated on May 18, 2016, (the “Technical Report”) is available under Corvus Gold’s SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding mineral resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The NBP is located in the Bullfrog Hills of northwestern Nye County, Nevada (Figure 1). The NBP covers about 7,223 hectares of patented and unpatented mining claims in Sections 20, 21, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 11, 12, 13, and 14 of T11S, R46E; section 31 of T10S, R47E; and sections 6, 9, 15, 16, and 17 T11S, R47E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode mining claims (Figure 2). Corvus Nevada owns an additional 5 patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sacrobatus hydrographic basin (Basin 146).

Figure 1. Property Map showing the Location of the North Bullfrog Project.

Figure 2. Property Map of the North Bullfrog Project, Blue outline shows the NBP boundary and red areas are the Leased Private Land (UTm NAD 27 Zone 11).

Phase I 2016 Drilling Results

Phase I 2016 drilling has demonstrated the continuity of gold mineralization directly adjacent to the current whittle pit shell at the NW Sierra Blanca target and produced a significant new discovery at the Swale target immediately north of the YellowJacket/Sierra Blanca deposits (Figure 3). A total of 6,250 metres of Reverse Circulation (RC) drilling was completed during 2016 Phase I. Drilling was concentrated around the Swale target located at a major intersection of the northwest trending YellowJacket zone and the northeast trending NWSB zone.

Results have returned a number of higher grade (+1 g/t gold) structural zones within a 500 by 200 metre target area. The initial hole at the new Swale target (NB-16-300) intersected 18.3m of 1.76 g/t gold and 2.4 g/t silver (Table 1). The new Swale discovery is characterized by extensive quartz stockwork mineralization that is directly associated with a large rhyolite intrusive. Drilling at the NW Sierra Blanca target has extended gold mineralization to the northeast toward the current north end of the YellowJacket deposit, with alteration and grades increasing in this direction (NB-16-298 intersecting 22.9m of 1.69 g/t gold and 2.64 g/t silver, Table 2). Additional drilling was performed to further delineate mineralization in the Black Vein-Liberator Target and in the Lower Savage Target during this period. The locations of these targets are shown with respect to the Sierra Blanca-YellowJacket deposits in Figure 3.

Figure 3. Looking south at the YellowJacket/Sierra Blanca deposit and the surrounding 2016 exploration targets.

Swale Discovery

The discovery at the Swale target represents a new style of gold mineralization with both quartz vein and replacement type mineralization, which are uniquely hosted by an extensive rhyolite intrusive body that is located at the north end of the YellowJacket trend. Hole NB-16-300 intersected the new zone at the bottom of the hole (18.3m at 1.76 g/t gold, Table 1). The Swale mineralization is directly associated with an intensely fractured and altered rhyolite body. Hole NB-16-299 intersected the edge of this new zone at the bottom of the hole where alteration intensity was increasing.

This newly discovered mineralized zone appears to be associated with the intersection of two broad NW and NE structural zones at the north end of the current defined YellowJacket deposit. This major intersection appears to have controlled the emplacement of the extensive rhyolite body and the associated gold mineralization. The rhyolite intrusive body is highly fractured and forms a favourable host and may have a genetic association with the gold systems in the area. Two additional holes drilled to the west of NB-16-300 (NB-16-304 & -305 in Table 1) intersected thick intervals of highly altered and quartz veined rhyolite which suggests the favourable host unit extends to the west. In addition the rhyolite body extends to the north and east of the YellowJacket deposit including the NE-trending, Rhyolite Vein discovered in 2015 in hole NB-15-267 (NR15-14, October 15, 2015) with 10.7m at 3.5 g/t gold. Locations of some of the drill holes in the Swale Target are shown in Figure 4.

Results from holes NB-16-304, -305 and -308 at the Swale target have now focused our exploration on the potential in this area and confirmed the northern extension of the YellowJacket structural system. Hole NB-16-308 intersected 3.1 metres at 2.2 g/t gold and 3.5 g/t silver within 9.15m at 1.02 g/t gold and 1.93 silver which is the northern extension of the structural zone previously encountered in hole NB-16-300 (18.3m at 1.76 g/t gold). Mineralization in hole NB-16-308 continues to trend NW and is hosted in a dacite unit as opposed to the more favorable rhyolite unit in hole NB-16-300. This new drilling has extended the YellowJacket system approximately 250 metres northwest of the current YellowJacket resource.

Figure 4. Drill hole locations map for the Phase I 2016 North Bullfrog project.

In addition, the large rhyolite body intersected in holes NB-16-304 and -305 has returned thick intervals of low-grade gold and silver and a number of zones with high levels of uranium and molybdenum. This highly altered and broadly mineralized rhyolite body has emerged as an important host rock for structurally controlled, YellowJacket type vein and stockwork zones. A number of the remaining exploration holes in the Swale target area have intersected parallel broad structural zones to the southwest and south of the zones hit in holes NB-WW-300 and -308. This area is about 500 metres by 200 metres at the north and west end of the current YellowJacket resource. With the earlier results from the NE trending NWSB zone in hole NB-16-298 (NR16-09, June 7, 2016, 23m at 1.7 g/t gold, Table 2) we are now projecting a major structural intersection of the two systems at the north end of the current pit design. This complexly faulted area forms an excellent mineralizing environment for multiple high-grade zones and will be a primary target of resource development drilling in the second phase of the 2016 program.

Two of the final four holes drilled in the Phase I program targeted the northern extension of mineralization intersected in hole NB-16-298 (23m at 1.69 g/t gold, NR16-09, June 7, 2016, Table 2) and returned encouraging intercepts such as NB-16-310 with 13.7m at 1.18 g/t gold and NB-16-312 with 4.6m at 1.08 g/t gold and 6.1m at 1.2 g/t gold (Table 1 and Figure 5). These intervals are surrounded by over 100 metres of low-grade mineralization indicating the system remains very strong to the north of the currently defined Sierra Blanca/YellowJacket deposit. The current interpretation of the higher grade mineralization in this area indicates it is controlled by a series of north and northeast trending structures and structural intersections with the major northeast structural zone hosting the mineralization in hole NB-16-298.

Figure 5 –Drill hole locations for Phase I 2016 drilling near the Swale and Liberator Zones.

Hole NB-16-309 tested the Swale system 200 metres to the southwest of hole NB-16-300 (18m at 1.8 g/t gold, NR16-09, June 7, 2016) and returned several broad intercepts of low-grade mineralization including 65.5m of 0.40 g/t gold (Table 1). This broad zone of gold mineralization from the currently farthest west hole drilled in this area, indicates the system remains open and suggests that potential exists in this direction for other feeder zones.

Holes NB-16-311 was drilled north of prior hole NB-16-308 (3.1m at 2.24 g/t gold, NR16-11, August 2, 2016) but failed to hit the favourable host rock package or any significant mineralization.

Table 1: Drill Results from the Swale Target

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-299		102.11	164.59	62.48	0.39	1.02
AZ 085 dip -60	inc	109.73	121.92	12.19	0.55	0.99
	inc	155.45	161.54	6.09	0.58	0.97
		175.26	184.4	9.14	0.17	1.41
		224.03	230.12	6.09	0.15	0.58
		237.74	257.56	19.82	0.19	1.24
						*hole ended in mineralization
		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-300		153.92	254.51	100.59	0.78	2.03
AZ 085 dip -60	inc	158.5	188.98	30.48	0.68	2.82
	inc	205.74	208.79	3.05	0.65	2.41
	inc	213.36	220.98	7.62	0.79	2.04
	inc	225.55	231.65	6.10	0.88	2.05
	inc	236.22	254.51	18.29	1.76	2.37
						*hole ended in mineralization
		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-304		211.84	274.32	62.48	0.30	1.09
AZ 085 dip-50	inc	213.36	219.46	6.1	0.68	2.37
	inc	259.08	260.6	1.52	0.62	1.46
						*hole ended in mineralization
NB-16-305		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 085 dip -50		153.92	190.5	36.58	0.17	0.85
		202.69	288.04	85.35	0.22	0.77
						*hole ended in mineralization

NB-16-308		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 060 dip -65		152.4	207.26	54.86	0.31	0.93
		211.84	237.74	25.9	0.12	0.39
		316.99	326.14	9.15	1.02	1.93
	inc	320.04	323.09	3.05	2.24	3.47

NB-16-309		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 087 dip-60		239.27	259.08	19.81	0.19	0.61
		263.65	329.18	65.53	0.40	0.67
	inc	280.42	281.94	1.52	0.58	0.34
	inc	294.13	304.8	10.67	0.69	0.96
	inc	309.37	313.94	4.57	0.65	1.60
		339.85	352.04	12.19	0.14	0.55
		356.62	365.76	9.14	0.13	0.44
					*hole ended in mineralization

NB-16-310		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 085 dip -55		100.58	164.59	64.01	0.49	1.48
	inc	108.2	109.73	1.52	0.67	2.75
	inc	132.59	140.21	7.62	0.61	1.05
	inc	149.35	163.07	13.72	1.18	2.22
		214.88	220.98	6.1	0.20	0.39
		227.08	294.13	67.05	0.24	0.96
	inc	275.84	277.37	1.52	0.82	0.75
	inc	289.56	292.61	3.05	0.61	1.09
						*hole ended in mineralization
NB-16-311			No significant results
AZ 080 dip-50

NB-16-312		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 055 dip-45		137.16	240.79	103.63	0.24	0.68
	inc	138.68	143.26	4.58	1.08	1.87
	inc	152.4	153.92	1.52	0.53	1.03
	inc	227.08	228.6	1.52	0.58	1.21
		266.7	335.28	68.58	0.31	0.71
	inc	272.8	278.89	6.09	1.20	1.28
	inc	323.09	324.61	1.52	0.55	1.22
		339.85	358.14	18.29	0.16	0.41
		364.24	371.86	7.62	0.17	0.36
						*hole ended in mineralization

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 0.5 g/t Au cutoff

NW Sierra Blanca Target

A total of six holes from the 2016 exploration program have been returned from the NW Sierra Blanca target covering about 400 metres of the north end of the system. These results continue to show good continuity of the new mineralized zone which lies just west of the current resource/whittle shell boundary. The current data has shown that grades are increasing to the northeast toward the north end of the YellowJacket deposit with the farthest hole to the northeast, NB-16-298 returning 22.9 meters of 1.69 g/t gold and 2.6 g/t silver (Table 2) from a broad zone of stockwork quartz veining. This new vein system discovery is about 100 metres west and trends parallel to the YellowJacket deposit. When linked with prior intercepts like hole NB-15-282 (NR16-02, January 19, 2016) which returned 3.1m at 5 g/t gold and 42 g/t silver within 19.8m of 1.7 g/t Au and 12 g/t Ag the area has emerged as a significant new zone of high grade mineralization which could expand the current mill resource, follow up drilling is planned.

Table 2: Drill Results from NW Sierra Blanca and Swale Targets

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the true orientation in space.)

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-293		97.54	103.63	6.09	0.19	0.42
AZ 130 dip -50		143.26	208.79	65.53	0.21	0.79
						hole ended in mineralization

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-294		64.01	68.58	4.57	0.20	1.20
AZ 130 dip -60		102.11	213.36	111.25	0.23	1.31
	inc	121.92	132.59	10.67	0.63	3.13

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-295		74.68	161.54	86.86	0.53	1.21
AZ 090 dip-50	inc	74.68	99.06	24.38	0.80	1.50
	inc	103.63	106.68	3.05	0.58	0.97
	inc	121.92	146.3	24.38	0.60	1.31
		166.12	169.16	3.04	0.17	0.33
		201.17	204.22	3.05	0.42	0.42

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-296		65.53	150.88	85.35	0.55	1.36
AZ 125 dip -50	inc	73.15	106.68	33.53	0.82	2.08
	inc	120.4	124.97	4.57	0.71	1.09
	inc	131.06	132.59	1.53	0.58	1.69
	inc	141.73	143.26	1.53	0.50	0.60
		156.97	163.07	6.1	0.13	0.31
		205.74	208.79	3.05	0.22	0.45

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-297		99.06	208.79	109.73	0.35	1.62
AZ 085 dip -60	inc	108.2	124.97	16.77	0.65	1.92
	inc	129.54	131.06	1.52	0.58	0.82
	inc	137.16	141.73	4.57	1.37	14.69
	inc	193.55	195.07	1.52	0.57	1.11

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-298		92.96	155.45	62.49	0.76	1.49
AZ 085 dip -60	inc	121.92	144.78	22.86	1.69	2.64
						hole ended in mineralization

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 0.5 g/t Au cutoff

Black Vein - Liberator Target

Initial drill results from the Black Vein target have highlighted the importance of the re-emerging Liberator structural zone, a parallel structural zone just east of the YellowJacket deposit with potential to host high-grade mineralization. Significantly, drill hole NB-16-303 drilled into the Black Vein target returned 153.9m at 0.54 g/t gold & 0.92 g/t silver (Table 3). Follow up drilling is being planned to test for significant tonnage of higher grade mineralization.

Drill holes NB-16-303 was drilled to test the deep potential below earlier high-grade intersection returned from the Liberator structural zone in the Black Vein target area; NB-10-63 (NR11-03, February 1, 2011) with 13.7m @ 5.9 g/t gold & 5.2 g/t silver and NB-12-126 (NR12-10, March 22, 2012) with 5.7m @ 6.6 g/t gold & 9.9 g/t silver). Results from hole NB-16-303 intersected a very broad zone of gold mineralization within the target (153.9m @ 0.54 g/t gold). This very thick zone of gold mineralization and the shallower high-grade intersections appears to be associated with the large Liberator fault system which lies just east of the YellowJacket deposit but dips in the opposite direction. The Liberator structural zone has not been effectively explored in the past and is now emerging as an important target area immediately east of the current pit design. It’s also possible that the previously discovered Rhyolite zone (10.7m @ 3.5 g/t gold) and the 350 zone (6m @ 2.4 g/t gold) are also related to the Liberator system which has a known strike length of over a kilometre. This emerging new YellowJacket type target will also be tested in the next phase of drilling.

Scout drilling was completed to test the depth potential of the Liberator zone to the east and to test a wildcat vein target in the Cloud 9 area. Hole NB-16-306 was drilled about 100 metres east of the Black Vein target and intersected a broad low-grade interval of gold mineralization deep along the Liberator fault (~400m below surface). This mineralization indicates the Liberator gold system is extensive. Hole NB-16-307 tested the Cloud 9 target, a banded quartz vein outcropping along the West Jolly Jane fault about 800 metres east of Black Vein and about 2 kilometres north of the Jolly Jane deposit, although altered the hole failed to return any significant gold or silver values.

Table 3: Drill Results Lower Savage and Black Vein Targets

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

Black Vein		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-303		94.49	102.11	7.62	0.54	1.30
AZ 130 dip -50		193.55	347.47	153.92	0.54	0.92
	inc	199.64	249.94	50.3	0.58	1.03
	inc	266.7	271.27	4.57	0.53	1.01
	inc	275.84	301.75	25.91	0.68	0.83
	inc	310.9	333.76	22.86	0.66	0.97
					hole ended in mineralization
NB-16-306		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 265 dip -80		475.49	495.3	19.81	0.24	0.47

NB-16-307 AZ 070 dip -45		No significant results
Lower Savage		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-301		124.97	135.64	10.67	0.25	0.46
AZ 085 dip -50		140.21	179.83	39.62	0.31	0.89
	inc	146.3	147.83	1.52	0.61	0.88
	inc	161.54	169.16	7.62	0.52	1.23
		207.26	286.51	79.25	0.21	1.13
		295.66	361.19	65.53	0.21	1.07
		367.28	408.43	41.15	0.33	9.22
	inc	368.81	384.05	15.2	0.44	23.80

NB-16-302		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 083 dip -55		121.92	137.16	15.24	0.16	0.51
		141.73	237.74	96.01	0.23	0.80
		252.98	324.61	71.63	0.16	0.87
		336.8	373.38	36.58	0.18	0.42
		379.48	388.62	9.14	0.18	0.43

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein/stockwork intervals calculated @ 0.5 g/t Au cut

Lower Savage Target

Significant intercepts in the Lower Savage Target drilled in this period are listed in Table 3. Two holes were drilled to follow-up high-grade silver mineralization found at depth below a large new zone of low-grade mineralization east of the current pit design. These two holes drilled 100 metres north and south of the original discovery hole NB-15-273 (NR16-03, January 26, 2016, 3.1m @ 2.1 g/t gold & 178 g/t silver) and intersected thick zones of low-grade mineralization confirming the systems extension to the east. In hole NB-16-301 a thicker zone of silver mineralization (15.2m @ 0.4 g/t gold and 23 g/t silver) was intersected in the same horizon as the earlier intercept in hole 273. The hole to the north, NB-16-302 also hit this horizon but only returned low-grade silver (37m @ ~0.4 g/t silver). The mineralization appears to be related to a replacement style within a specific horizon in the volcanic package near the basement contact. Although intriguing, this deeper replacement style of mineralization will not be followed up in the next phase of drilling.

Project Development Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. Water quality samples were collected from NBP monitoring wells and surrounding areal springs in September. Meteorological monitoring continued with quarterly reports submitted to NDEP. The NDWR permit for the 1600 acre-feet of water rights in Sarcobatus (Basin 146) was renewed by the Nevada State Engineer for the 2016-2017 period.

Phase II Drill Program

Corvus Gold will begin its 2016 Phase II drill program in mid-October when an RC drilling rig is scheduled to return to NBP. The program will involve approximately 7,000 metres of reverse circulation drilling designed to address resource expansion potential for the Sierra Blanca/YellowJacket deposit to the north and west in the Swale Zone and to the east in the Liberator Zone. In addition, two new exploration/new discovery targets will be tested at North Jolly Jane and Cat Hill. All of the planned exploration and development programs for 2016 and 2017 as well as corporate costs are fully funded.

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

For additional information on the NBP project, including information relating to exploration, data verification and the mineral resource estimates, see the Technical Report, which is available under Corvus Gold’s SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding mineral resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Results of Operations

Three months ended August 31, 2016 Compared to Three months ended August 31, 2015

For the three months ended August 31, 2016, the Company had a net loss of $1,505,937 compared to a net loss of $1,821,292 in the comparative period of the prior year. Included in net loss was $176,238 (2015 - $294,881) in stock-based compensation charges which is a result of previously granted stock options which vested during the period. The decrease in loss of $315,355 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $653,506 incurred in the current period compared to $790,059 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year and a decrease in stock-based compensation charges of $4,635 in the current period compared to $5,455 in the prior period.

Consulting fees decreased to $161,266 (2015 - $192,393) mainly due to decreased stock-based compensation charges of $98,516 during the current period compared to $131,643 in the comparative period of the prior year offset by an increase in consulting fees of $2,000 mainly due to increase in directors’ fees.

Investor relations expenses decreased to $145,480 (2015- $164,774) mainly due to decreased stock-based compensation charges of $20,534 during the current period compared to $38,901 in the comparative period of the prior year.

Wages and benefits decreased to $340,086 (2015 - $579,010) mainly due to decreased stock-based compensation charges of $50,645 during the current period compared to $110,645 in the comparative period of the prior year and a decrease of $178,924 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers offset by the severance pay to the former President in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $361 (2015 - $2,775), depreciation expenses of $5,322 (2015 - $6,300), insurance expenses of $29,482 (2015 - $31,060), office expenses of $28,885 (2015 - $38,622), professional fees of $65,162 (2015 - $70,482), regulatory expenses of $22,829 (2015 - $26,981), rent expenses of $28,883 (2015 – $26,300) and travel expenses of $18,829 (2015 - $17,675).

Other items amounted to a loss of $5,846 compared to a gain of $125,139 in the comparative period of the prior year. There was a gain on sale of the Company’s interest in the West Pogo property of $nil in the current period compared to $25,728 in the comparative period of the prior year. There was an increase in foreign exchange to a loss of $14,610 (2015 - gain of $93,846), which is the result of factors outside of the Company’s control and an increase in interest income of $8,764 (2015 - $5,565) as a result of more investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $6,038,546 as at August 31, 2016 compared to $4,783,519 as at May 31, 2016. The change in cash position was the net result of $1,417,728 used for operating activities, $4,271 used on property and equipment, $2,689,485 received from the private placement of common shares in July of 2016 (net of share issue costs) and exercise of stock options during the three months ended August 31, 2016.

As at August 31, 2016, the Company had working capital of $6,105,309 compared to working capital of $4,742,321 as at May 31, 2016. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until May 31, 2019. Following May 31, 2019, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2020. The Company’s current anticipated operating expenses are $2,489,000 until December 31, 2016 and $4,826,000 until August 31, 2017. The Company’s anticipated monthly burn rate averages approximately $622,000 for September to December 2016, where approximately $282,000 is for administrative purposes and approximately $340,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From September 2016 to August 2017, the Company’s anticipated monthly burn rate averages approximately $402,000, of which $234,000 is for administrative purposes and approximately $168,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of September 2019 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP on its currently anticipated scheduling.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K as filed with the SEC on August 22, 2016, under “Certain United States Federal Income Tax Considerations”.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of August 31, 2016, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of August 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended August 31, 2016 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 22, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All sales of unregistered equity securities during the period covered by this report were previously reported on Form 8-K.

Repurchase of Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended August 31, 2016, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at August 31, 2016 and May 31, 2016, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended August 31, 2016 and August 31, 2015, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2016 and August 31, 2015, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Three Months Ended August 31, 2016, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: October 17, 2016

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 17, 2016

