Form 10-Q
period 2016-11-30
Corvus Gold Inc.
filed 2017-01-12
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016
OR
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

As of January 12, 2017, the registrant had 92,369,582 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,026,115	$4,783,519
Accounts receivable	37,703	28,810
Prepaid expenses	134,520	166,853

Total current assets	5,198,338	4,979,182

Property and equipment (note 3)	80,436	82,051
Capitalized acquisition costs (note 4)	4,466,261	4,261,680

Total assets	$9,745,035	$9,322,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$327,445	$236,861

Total current liabilities	327,445	236,861

Asset retirement obligations (note 4)	300,722	293,578

Total liabilities	628,167	530,439

Shareholders’ equity
Share capital (note 5)	72,670,170	69,890,670
Contributed surplus (note 5)	12,213,488	11,977,459
Accumulated other comprehensive income - cumulative translation differences	1,311,411	1,168,386
Deficit accumulated during the exploration stage	(77,078,201)	(74,244,041)

Total shareholders’ equity	9,116,868	8,792,474

Total liabilities and shareholders’ equity	$9,745,035	$9,322,913

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended November 30,		Six months ended November 30,
	2016	2015	2016	2015

Expenses
Administration	$92	$1,850	$453	$4,625
Consulting fees (notes 5 and 6)	130,396	150,226	291,662	342,619
Depreciation (note 3)	5,685	6,498	11,007	12,798
Exploration expenditures (notes 4 and 5)	576,163	1,104,399	1,229,669	1,894,458
Insurance	28,834	31,129	58,316	62,189
Investor relations (notes 5 and 6)	194,543	197,262	340,023	362,036
Office and miscellaneous	33,228	30,064	62,113	68,686
Professional fees (notes 5 and 6)	58,761	94,248	123,923	164,730
Regulatory	9,026	13,004	31,855	39,985
Rent	23,465	28,132	52,348	54,432
Travel	65,489	50,795	84,318	68,470
Wages and benefits (notes 5 and 6)	222,922	269,705	563,008	848,715

Total operating expenses	(1,348,604)	(1,977,312)	(2,848,695)	(3,923,743)

Other income (expense)
Interest income	9,566	4,103	18,330	9,668
Gain on sale of capitalized acquisition costs (note 4(b))	-	-	-	25,728
Write-off of capitalized acquisition costs (note 4(a))	-	(677,695)	-	(677,695)
Foreign exchange gain (loss)	10,815	27,804	(3,795)	121,650

Total other income (loss)	20,381	(645,788)	14,535	(520,649)

Net loss for the period	(1,328,223)	(2,623,100)	(2,834,160)	(4,444,392)

Other comprehensive income
Exchange difference on translating foreign operations	123,143	81,138	143,025	403,228

Comprehensive loss for the period	$(1,205,080)	$(2,541,962)	$(2,691,135)	$(4,041,164)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average number of shares outstanding	92,348,153	84,381,058	91,723,407	82,263,484

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30,

	2016	2015

Operating activities
Net loss for the period	$(2,834,160)	$(4,444,392)
Add items not affecting cash:
Depreciation	11,007	12,798
Stock-based compensation (note 5)	314,083	456,469
Write-off of capitalized acquisition costs (note 4(a))	-	677,695
Gain on sale of capitalized acquisition costs (note 4(b))	-	(25,728)
Loss (gain) on foreign exchange	3,795	(121,650)
Changes in non-cash items:
Accounts receivable	(8,893)	11,090
Prepaid expenses	32,333	52,548
Accounts payable and accrued liabilities	90,584	(121,048)

Cash used in operating activities	(2,391,251)	(3,502,218)

Financing activities
Cash received from issuance of shares	2,701,000	2,000,000
Share issuance costs	(17,554)	(13,401)

Cash provided by financing activities	2,683,446	1,986,599

Investing activities
Expenditures on property and equipment	(7,739)	-
Cash received from sale of capitalized acquisition costs (note 4(b))	-	25,728
Capitalized acquisition costs	(66,876)	(32,594)

Cash used in investing activities	(74,615)	(6,866)

Effect of foreign exchange on cash	25,016	199,278

Increase (decrease) in cash and cash equivalents	242,596	(1,323,207)

Cash and cash equivalents, beginning of the period	4,783,519	5,159,962

Cash and cash equivalents, end of the period	$5,026,115	$3,836,755

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income(Loss) – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2016	89,594,582	$69,890,670	$11,977,459	$1,168,386	$(74,244,041)	$8,792,474

Net loss for the period	-	-	-	-	(2,834,160)	(2,834,160)
Shares issued for cash
Private placement	2,550,000	2,601,000	-	-	-	2,601,000
Exercise of stock options	200,000	100,000	-	-	-	100,000
Shares issued for capitalized acquisition costs	25,000	18,000	-	-	-	18,000
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	143,025	-	143,025
Share issuance costs	-	(17,554)	-	-	-	(17,554)
Reclassification of contributed surplus on exercise of stock options	-	78,054	(78,054)	-	-	-
Stock-based compensation	-	-	314,083	-	-	314,083

Balance, November 30, 2016	92,369,582	$72,670,170	$12,213,488	$1,311,411	$(77,078,201)	$9,116,868

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

On August 25, 2010, International Tower Hill Mines Ltd. (“ITH”) completed a Plan of Arrangement (the “Arrangement”) whereby its existing Alaska mineral properties (other than the Livengood project) and related assets and the North Bullfrog mineral property and related assets in Nevada (collectively, the “Nevada and Other Alaska Business”) were indirectly spun out into a new public company, being Corvus Gold Inc. (“Corvus” or the “Company”). As part of the Arrangement, ITH transferred its wholly-owned subsidiary Corvus Gold Nevada Inc. (“Corvus Nevada”) (which held the North Bullfrog property), to Corvus and a wholly-owned Alaskan subsidiary of ITH, Talon Gold Alaska, Inc. sold to Raven Gold Alaska Inc. (“Raven Gold”), a wholly-owned Alaskan subsidiary of Corvus, the Terra, Chisna, LMS and West Pogo properties. As a consequence of the completion of the Arrangement, the Terra, Chisna, LMS, West Pogo and North Bullfrog properties were transferred to Corvus.

The Company was incorporated on April 13, 2010 under the Business Corporations Act (British Columbia). These consolidated financial statements reflect the cumulative operating results of the predecessor, as related to the mineral properties that were transferred to the Company from June 1, 2006.

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At November 30, 2016, the Company had interests in a property in Nevada, U.S.A.

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

The Company has sustained losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at November 30, 2016, the Company had working capital of $4,870,893 compared to working capital of $4,742,321 as at May 31, 2016.  On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 common shares at a price of $1.02 per common share for gross proceeds of $2,601,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statement are issued.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years.  There is no assurance that additional capital or other types of financing will be available if needed or that these financings will be on terms at least as favourable to the Company as those previously obtained, or at all. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities on its currently anticipated scheduling.

These condensed interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2016 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at November 30, 2016 and the results of its operations for the six months then ended. Operating results for the six months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017. The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Group”), Corvus Gold (USA) Inc. (“Corvus USA”) (a Nevada corporation), Corvus Nevada (a Nevada corporation), Raven Gold (an Alaska corporation) and SoN Land and Water LLC (“SoN”) (a Nevada limited liability company). All intercompany transactions and balances were eliminated upon consolidation.

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended November 30, 2016, 8,896,900 outstanding stock options (2015 – 8,226,334) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

3.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2016	$68,885	$89,434	$65,550	$223,869
Additions	7,739	-	-	7,739
Currency translation adjustments	1,398	2,176	1,595	5,169

Balance, November 30, 2016	$78,022	$91,610	$67,145	$236,777

Depreciation
Balance, May 31, 2016	$43,495	$70,529	$27,794	$141,818
Depreciation for the period	4,392	2,837	3,778	11,007
Currency translation adjustments	968	1,783	765	3,516

Balance, November 30, 2016	$48,855	$75,149	$32,337	$156,341

Carrying amounts

Balance, May 31, 2016	$25,390	$18,905	$37,756	$82,051

Balance, November 30, 2016	$29,167	$16,461	$34,808	$80,436

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Total
	(note 4(d))

Balance, May 31, 2016	$4,261,680	$4,261,680

Acquisition costs	84,876	84,876
Currency translation adjustments	119,705	119,705

Balance, November 30, 2016	$4,466,261	$4,466,261

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2016:

	North Bullfrog	Total
	(note 4(d))

Exploration costs:
Assay	$186,196	$186,196
Drilling	443,525	443,525
Equipment rental	20,506	20,506
Field costs	82,119	82,119
Geological/ Geophysical	131,501	131,501
Land maintenance & tenure	233,874	233,874
Permits	3,427	3,427
Studies	95,570	95,570
Travel	32,951	32,951

Total expenditures for the period	$1,229,669	$1,229,669

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2015:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 4(b))	(note 4(a))	(note 4(d))	(note 4(c))

Exploration costs:
Assay	$-	$-	$515,224	$-	$515,224
Drilling	-	-	574,485	-	574,485
Equipment rental	-	-	26,336	-	26,336
Field costs	181	247	66,444	407	67,279
Geological/ Geophysical	-	6,210	226,762	714	233,686
Land maintenance & tenure	-	13,534	239,552	32,900	285,986
Permits	-	-	632	-	632
Studies	-	-	284,991	-	284,991
Transportation	-	-	-	1,714	1,714
Travel	-	913	39,270	-	40,183

	181	20,904	1,973,696	35,735	2,030,516
Cost recovery	(23,802)	(7,418)	-	(104,838)	(136,058)

Total expenditures (recovery) for the period	$(23,621)	$13,486	$1,973,696	$(69,103)	$1,894,458

a)	Chisna Property, Alaska

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

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of the following leases:

(1)	Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) 12 patented mining claims referred to as the “Connection” property. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 (paid) on signing and annual payments for the first three anniversaries of USD 10,800 (paid) and USD 16,200 for every year thereafter (paid to October 27, 2016). Redstar has an option to purchase the property (subject to the NSR royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(2)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009 (paid), USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2016). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(3)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased 2 patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009 (paid), USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2016). The lessor is entitled to receive a 3% NSR royalty on all production, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty). On May 29, 2014, the parties signed a First Amendment Agreement whereby the Lease is amended to provide that in addition to the Advance Minimum Royalty payments payable in respect of the Original Claims, the lessee will now pay to the lessor Advance Minimum Royalty payments in respect of the Yellow Rose Claims of USD 2,400 on execution, USD 2,400 on each of May 29, 2015, 2016 and 2017 (paid to May 29, 2016), USD 3,600 on May 29, 2018 and each anniversary thereafter. The Lessor is entitled to receive a 3% NSR royalty on all production from the Yellow Rose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

(4)	Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased 12 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter (paid to May 16, 2016). The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

(5)	Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009 (paid), USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 22, 2016). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(6)	Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009 (paid), USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation (paid to June 16, 2016). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

As a consequence of the acquisition of Redstar and Redstar US’s interest in the foregoing leases, Corvus Nevada is now the lessee under all of such leases.

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

☐	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties).
☐	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; and USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871; and USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH delivered on November 7, 2014 paid with cash of $21,200; and USD 10,000 paid on November 23, 2015 and 50,000 common shares of ITH delivered on November 5, 2015 paid with cash of $19,237; and USD 10,000 paid on November 17, 2016 and 50,000 common shares of ITH, purchased for $53,447 in the market by the Company, were delivered on November 10, 2016).
☐	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH shares due per the original agreement (issued 25,000 shares of the Company on November 18, 2015 and 25,000 shares of the Company on November 18, 2016).
☐	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10 (incurred to year 9). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.
☐	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2016), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 km north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2016). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $300,722 (USD 224,000) (May 31, 2016 - $293,578 (USD 224,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended November 30, 2016:

a)	On November 18, 2016, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 4d)(ii)(1), with a fair value of $18,000.

b)	On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 common shares at a price of $1.02 per share for gross proceeds of $2,601,000. In connection with the financing, the Company paid an additional $17,554 in share issuance costs.

c)	An aggregate of 200,000 shares were issued on exercise of 200,000 stock options for gross proceeds of $100,000.

Stock options

Stock options awarded to employees and non-employees by the Company are measured and recognized in the Condensed Interim Consolidated Statement of Operations and Comprehensive Loss over the vesting period.

The Company has adopted an incentive stock option plan, first adopted in 2010 and then amended in 2013 (the “Amended 2010 Plan”). The essential elements of the Amended 2010 Plan provide that the aggregate number of common shares of the Company’s share capital that may be made issuable pursuant to options granted under the Amended 2010 Plan (together with any other shares which may be issued under other share compensation plans of the Company) may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the Amended 2010 Plan will have a maximum term of ten years. The exercise price of options granted under the Amended 2010 Plan will not be less than the greater of the market price of the common shares (as defined by TSX, currently defined as the 5 day volume weighted average price for the 5 trading days immediately preceding the date of grant) or the closing market price of the Company’s common shares for the trading day immediately preceding the date of grant), or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Amended 2010 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the status of the stock option plan as of November 30, and May 31, 2016, and changes during the periods are presented below:

	Six months ended November 30, 2016		Year ended May 31, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	7,981,000	$0.85	7,396,334	$0.94
Granted	1,135,000	1.02	1,650,000	0.48
Exercised	(200,000)	(0.50)	(245,334)	(0.50)
Expired	(19,100)	(0.50)	(820,000)	(0.94)

Balance, end of the period	8,896,900	$0.87	7,981,000	$0.85

The weighted average remaining contractual life of options outstanding at November 30, 2016 was 2.33 years (May 31, 2016 – 2.42 years).

Stock options outstanding are as follows:

	November 30, 2016			May 31, 2016
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

September 19, 2016	$-	-	-	$0.50	219,100	219,100
November 17, 2016*	$0.67	210,000	210,000	$0.67	210,000	210,000
January 23, 2017	$1.10	50,000	50,000	$1.10	50,000	50,000
May 1, 2017	$0.73	50,000	50,000	$0.73	50,000	50,000
May 29, 2017	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017	$0.96	2,016,900	2,016,900	$0.96	2,016,900	2,016,900
October 29, 2017	$0.96	100,000	100,000	$0.96	100,000	100,000
August 16, 2018	$0.76	2,120,000	2,120,000	$0.76	2,120,000	2,120,000
September 8, 2019	$1.40	1,265,000	1,265,000	$1.40	1,265,000	842,490
September 9, 2020	$0.46	640,000	426,240	$0.46	640,000	213,120
November 13, 2020	$0.49	1,010,000	672,660	$0.49	1,010,000	336,330
June 22, 2018	$1.02	50,000	16,650	$-	-	-
September 15, 2021	$0.91	1,085,000	361,305	$-	-	-

		8,896,900	7,588,755		7,981,000	6,457,940

*The Company’s share trading policy (the “Policy”) requires that all restricted persons and others who are subject to the Policy refrain from conducting any transactions involving the purchase or sale of the Company’s securities, during the period in any quarter commencing 30 days prior to the scheduled issuance of the next quarter or year-end public disclosure of the financial results.  In accordance with the terms of the Amended 2010 Plan, since the stock options were not exercised prior to the 30 day restriction, they did not expire but instead will be available for exercise for 10 days after such restrictions are lifted.

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $691,819 (2015 - $420,866), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the six months ended November 30,	2016	2015

Risk-free interest rate	0.71%	0.88%
Expected life of options (years)	4.87	5
Annualized volatility	85.96%	72.33%
Dividend yield	0%	0%
Exercise price	$0.91	$0.48

Fair value per share	$0.61	$0.26

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated as follows:

For the period ended November 30,	2016	2015

Consulting fees	$166,162	$221,119
Exploration expenditures – Geological/geophysical	13,521	9,260
Investor relations	37,743	55,465
Professional fees	3,486	11,008
Wages and benefits	93,171	159,617

	$314,083	$456,469

6.	RELATED PARTY TRANSACTIONS

During the period ended November 30, 2016, the Company entered into the following transactions with related parties:

For the period ended November 30,	2016	2015

Consulting fees to CFO	$40,000	$36,000
Wages and benefits to CEO and COO	295,204	292,421
Wages and benefits to former President	-	234,997
Directors fees (included in consulting fees)	67,500	67,500
Fees to Vice President of Corporate Communications (included in investor relations)	75,000	75,000
Stock-based compensation to related parties	261,564	352,272

	$739,268	$1,058,190

As at November 30, 2016, included in accounts payable and accrued liabilities was $10,976 (May 31, 2016 – $7,628) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

November 30, 2016
Capitalized acquisition costs	$-	$4,466,261	$4,466,261
Property and equipment	$9,817	$70,619	$80,436

May 31, 2016
Capitalized acquisition costs	$-	$4,261,680	$4,261,680
Property and equipment	$8,068	$73,983	$82,051

For the period ended November 30,	2016	2015

Net loss for the period – Canada	$(985,692)	$(1,009,198)
Net loss for the period – United States	(1,848,468)	(3,435,194)

Net loss for the period	$(2,834,160)	$(4,444,392)

8.	SUBSIDIARIES

Significant subsidiaries for the six months ended November 30, 2016 and 2015 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2016	The Company’s effective interest for 2015

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended November 30,	2016	2015

Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$18,000	$11,250

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements for the six months ended November 30, 2016, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

Corvus Gold Inc. (“we”, “us”, “our,” “Corvus” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The mineral estimates in the Technical Report (as defined below) referenced in this Quarterly Report on Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. As used in the Technical Report referenced in this Quarterly Report on Form 10-Q, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary economic assessment included in the Technical Report on the NBP is preliminary in nature and includes “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the NBP will ever be realized. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Readers should refer to the Technical Report for additional information.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;
•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP;
•	the Company’s estimates of the quality and quantity of the mineral resources at its mineral properties;
•	the timing and cost of planned exploration programs of the Company and its joint venture partners (as applicable), and the timing of the receipt of results therefrom;
•	the Company’s future cash requirements and use of proceeds of sales of none-core assets;
•	general business and economic conditions;
•	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations;
•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;
•	the potential for the existence or location of additional high-grade veins at the NBP;
•	the potential to expand the high-grade gold and silver at the YellowJacket target, and the potential to expand the higher grade bulk tonnage at the Sierra Blanca target, at the NBP;
•	the potential for any delineation of higher grade mineralization at the NBP;
•	the potential for there to be one or more additional vein zone(s) to the west and northeast of the current YellowJacket high grade zone;
•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;
•	the potential for the NBP mineralization system to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery; and
•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure.

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

Highlights of activities during the period and to the date of this MD&A include:

•	NBP Exploration: The 2016 Phase II drilling program began in mid-October with the initial drilling to the north and west in the Swale Zone and to the east in the Liberator Zone. A total of 8,000 m of reverse circulation drilling is planned for Phase II.
•	Results for the final four holes drilled in the 2016 Phase I drilling program were received during the period. Intercepts from these holes added to number of intercepts drilled in the Swale target which appear to be controlled by north and northeast trending structures with higher grade mineralization.
•	Results from the first two holes drilled in Phase II program were received, with one of the holes in the YellowJacket extension targets intercepting the broadest zone of mineralization encountered at North Bullfrog to date.
•	Metallurgical testing of 11 samples from Phase I was begun during the period.
•	Baseline characterization activities continued and the results for water quality samples collected from NBP water monitoring wells and springs during September 2016 were received.

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

Phase I 2016 Drilling Results

A total of 6,250 metres of Reverse Circulation (RC) drilling was completed during 2016 Phase I drilling. Drilling was concentrated around the Swale target. Results for the final four holes of the 2016 Phase I drill program were released in early September 2016 (Figure 3). Drilling was concentrated around the Swale target located at a major intersection of the northwest trending YellowJacket zone and the northeast trending NWSB zone. Results have returned a number of higher grade (+1 g/t gold) structural zones within a 500 by 200 metre target area.

Results from final four holes drilled in the Phase I drill program include NB-16-310 with 13.7m @ 1.18 g/t Au and NB-16-312 with 4.6m @ 1.08 g/t Au & 6.1m @ 1.2 g/t Au. Drill intercepts are listed in Table1 and the locations are shown in Figure 3. All four holes were within the Swale target and included two holes which intersected broad zones of +1 g/t gold that were surrounded by thick low-grade zones along north-south trending structures (Table 1). This large area of low-grade mineralization is prospective for additional mill grade mineralization and lies immediately north of the current pit boundary design. This target area will be an area of focus during the Phase II, resource development drilling.

Figure 3. Drill hole locations map for 2016 Phase I, North Bullfrog project.

Table 1

Drill Results Swale Targets

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

Swale Target		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-309		239.27	259.08	19.81	0.19	0.61
AZ 087 dip-60		263.65	329.18	65.53	0.40	0.67
	inc	280.42	281.94	1.52	0.58	0.34
	inc	294.13	304.8	10.67	0.69	0.96
	inc	309.37	313.94	4.57	0.65	1.60
		339.85	352.04	12.19	0.14	0.55
		356.62	365.76	9.14	0.13	0.44
					hole ended in mineralization

NB-16-310		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 085 dip -55		100.58	164.59	64.01	0.49	1.48
	inc	108.2	109.73	1.52	0.67	2.75
	inc	132.59	140.21	7.62	0.61	1.05
	inc	149.35	163.07	13.72	1.18	2.22
		214.88	220.98	6.1	0.20	0.39
		227.08	294.13	67.05	0.24	0.96
	inc	275.84	277.37	1.52	0.82	0.75
	inc	289.56	292.61	3.05	0.61	1.09
					hole ended in mineralization
NB-16-311		No significant results
AZ 080 dip-50

NB-16-312		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 055 dip-45		137.16	240.79	103.63	0.24	0.68
	inc	138.68	143.26	4.58	1.08	1.87
	inc	152.4	153.92	1.52	0.53	1.03
	inc	227.08	228.6	1.52	0.58	1.21
		266.7	335.28	68.58	0.31	0.71
	inc	272.8	278.89	6.09	1.20	1.28
	inc	323.09	324.61	1.52	0.55	1.22
		339.85	358.14	18.29	0.16	0.41
		364.24	371.86	7.62	0.17	0.36
					hole ended in mineralization

Swale Target

Two of the final four holes drilled in the Phase I program targeted the northern extension of mineralization intersected in hole NB-16-298 (23m @ 1.69 g/t Au, NR16-09, June 7, 2016) and returned encouraging intercepts such as NB-16-310 with 13.7m @ 1.18 g/t Au and NB-16-312 with 4.6m @ 1.08 g/t Au & 6.1m @ 1.2 g/t Au. These intervals are surrounded by over 100 metres of low-grade mineralization indicating the system remains very strong to the north of the currently defined Sierra Blanca/YellowJacket deposit. The current interpretation of the higher grade mineralization in this area indicates it is controlled by a series of north and northeast trending structures and structural intersections with the major northeast structural zone hosting the mineralization in hole NB-16-298.

Hole NB-16-309 tested the Swale system 200 metres to the southwest of hole NB-16-300 (18m @ 1.8 g/t Au, NR16-09, June 7, 2016) and returned several broad intercepts of low-grade mineralization including 65.5m @ 0.40 g/t Au. This broad zone of gold mineralization from the currently farthest west hole drilled in this area, indicates the system remains open and suggests that potential exists in this direction for other feeder zones.

Holes NB-16-311 was drilled north of hole NB-16-308 (3.1m @ 2.24 g/t Au, NR16-11, August 2, 2016) but failed to hit the favorable host rock package or any significant mineralization.

Phase II Drill Program

Corvus Gold began its 2016 Phase II drill program in mid-September, 2016 with the start-up of drilling being delayed by availability of the drilling equipment. The program is scheduled for approximately 9,000 metres of reverse circulation drilling, designed to address resource expansion potential for the Sierra Blanca/YellowJacket deposit to the north and west in the Swale Zone and to the east in the Liberator Zone. In addition, two new exploration/new discovery targets will be tested at North Jolly Jane and Cat Hill. The program is planned to extend into February 2017. All of the planned exploration and development programs for 2016 and 2017 as well as anticipated corporate and general administrative costs are fully funded.

Results from the Phase II drill program at the North Bullfrog property in Nevada (Table 2) have been received for the initial two holes targeted for expansion potential at the north end of the YellowJacket system, both at depth and laterally to the current deposit (Figure 4). Drill hole NB-16-314 intercepted the broadest gold mineralization discovered to date at the YellowJacket deposit with 170.7 metres @ 0.60 g/t gold, including new depth extensions to the West Splay Vein (6.1 metres @ 2.8 g/t gold) and the main YellowJacket Vein (10.7 metres @ 2.4 g/t gold). These new intercepts indicate that the YellowJacket and the surrounding new vein systems at Liberator and NWSB may be strengthening to the north, in the area which is the focus of the ongoing Phase II resource expansion drill program.

Table 2

Drill Results YellowJacket Extension Targets

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-313		57.91	73.15	15.24	0.34	2.6
AZ 090 dip-50	inc	57.91	59.44	1.52	1.88	12.0
		80.77	99.06	18.29	0.20	1.0
		108.2	256.03	147.83	0.29	1.0
	inc	143.26	144.78	1.52	5.22	2.9
					*hole ended in mineralization
NB-16-314		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 085 dip -55		131.06	301.75	170.69	0.60	1.9
	inc	132.59	138.68	6.09	2.80	4.7
	inc	227.08	237.74	10.66	2.41	9.7
	inc	252.98	286.51	33.53	0.86	1.9

* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein calculated @ 1.0 g/t Au cutoff

Figure 4. Drill hole locations map for 2016 Phase II, North Bullfrog project. Current pit design outlined in blue.

YellowJacket Extension

The initial two holes from the 2016 Phase II program were designed to assess the expansion potential of the north end of the existing YellowJacket deposit.

Drill hole NB-16-313 was targeted at the up-dip extension of the YellowJacket vein system and to evaluate an additional zone of mineralization to the east in between the YellowJacket and Liberator systems. The hole initially intercepted mineralization about 40m vertically below the surface (15m @ 0.34 g/t Au with 1.5m @ 1.88 g/t Au) which indicates we are defining the top of the system. The broad (148m @ 0.29 g/t Au with 1.5m @ 5.2 g/t Au) lower zone of gold mineralization in this hole is encouraging in that it is defining a wider and stronger part of the system to the north which may be merging with the new Liberator and Rhyolite zones. This may indicate that the overall system may become larger and more dynamic as Corvus approaches the major intersection of the NW trending YellowJacket-Liberator systems with the NE trending NWSB-Rhyolite systems at the current north end of the YellowJacket deposit.

Drill hole NB-16-314 was designed to test the deeper part of the YellowJacket system in the north end of the deposit. The results have shown a much broader zone of mineralization in this north end that returned 171 metres at 0.6 g/t gold which included the West Splay Vein with 6.1 metres at 2.8 g/t gold and the YellowJacket vein with 10.7 metres at 2.4 g/t gold. This broad zone of mineralization around two expanding vein zones suggests that the system may be becoming stronger to the north

Project Development Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. The results for water quality samples were collected from NBP monitoring wells and surrounding areal springs in September were received during the period. Meteorological monitoring continued with the quarterly report submitted to NDEP. Planning to recondition and test the water production well at the Sacrobatus Property was completed during the period with a pump-out test scheduled for calendar Q1 2017.

A group of 11 metallurgical samples from the Phase I drilling program were submitted for testing during the period.

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

Results of Operations

Six months ended November 30, 2016 Compared to Six months ended November 30, 2015

For the six months ended November 30, 2016, the Company had a net loss of $2,834,160 compared to a net loss of $4,444,392 in the comparative period of the prior year. Included in net loss was $314,083 (2015 - $456,469) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. The decrease in loss of $1,610,232 in the six month period of the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $1,229,669 incurred in the current period compared to $1,894,458 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year offset by an increase in stock-based compensation charges of $13,521 in the current period compared to $9,260 in the prior period.

Consulting fees decreased to $291,662 (2015 - $342,619) mainly due to decreased stock-based compensation charges of $166,162 during the current period compared to $221,119 in the comparative period of the prior year..

Investor relations expenses decreased to $340,023 (2015- $362,036) due to decreased stock-based compensation charges of $37,743 during the current period compared to $55,465 in the comparative period of the prior year and a decrease of $4,291in investor relations-related travel, and advertising and marketing during the current period as part of the Company’s efforts to decrease costs until the Company secures additional financing.

Professional fees decreased to $123,923 (2015 - $164,730) due to decreased stock-based compensation charges of $3,486 during the current prior compared to $11,008 in the comparative period of the prior year and a decrease of $33,285 in legal and accounting fees in the current period compared to the comparative period of the prior year as a result of the Company registering its securities in the United States in the comparative period of the prior year.

Travel expenses increased to $84,318 (2015 - $68,470) mainly due to more conferences attended during the current period as part of the Company’s efforts to secure additional financing.

Wages and benefits decreased to $563,008 (2015 - $848,715) mainly due to decreased stock-based compensation charges of $93,171 during the current period compared to $159,617 in the comparative period of the prior year and a decrease of $219,261 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers and the severance pay to the former President in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $453 (2015 - $4,625), depreciation expenses of $11,007 (2015 - $12,798), insurance expenses of $58,316 (2015 - $62,189), office expenses of $62,113 (2015 - $68,686), regulatory expenses of $31,855 (2015 - $39,985), and rent expenses of $52,348 (2015 - $54,432).

Other items amounted to an income of $14,535 compared to a loss of $520,649 in the prior period. There was a gain on sale of the Company’s interest in the West Pogo property of $25,728 in the comparative period of the prior year and a write-off of the Company’s interest in the Chisna property of $677,695 in the comparative period of the prior year. There was a decrease in foreign exchange to a loss of $3,795 (2015 - gain of $121,650), which is the result of factors outside of the Company’s control and an increase in interest income of $18,330 (2015 - $9,668) as a result of less investment in cashable GIC’s during the current period.

Three months ended November 30, 2016 Compared to Three months ended November 30, 2015

For the three months ended November 30, 2016, the Company had a net loss of $1,328,223 compared to a net loss of $2,623,100 in the comparative period of the prior year. Included in net loss was $137,845 (2015 - $161,588) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. The decrease in loss of $1,294,877 in the three month period of the current year was due to a combination of factors discussed below.

Exploration expenditures of $576,163 incurred in the current period compared to $1,104,399 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year offset by an increase in stock-based compensation charges of $8,886 in the current period compared to $3,805 in the prior period.

Consulting fees decreased to $130,396 (2015 - $150,226) mainly due to decreased stock-based compensation charges of $67,646 during the current period compared to $89,476 in the prior period.

Professional fees decreased to $58,761 (2015 - $94,248) due to decreased stock-based compensation charges of $1,578 during the current period compared to $2,771 in the prior period and a decrease of $34,294 in legal and accounting fees in the current period compared to the prior period as a result of the Company registering its securities in the United States.

Travel expenses increased to $65,489 (2015 - $50,795) due to more conferences were attended during the current period as part of the Company’s effort to secure additional financing.

Wages and benefits decreased to $222,922 (2015 - $269,705) mainly due to a decrease in stock-based compensation charges of $42,526 in the current period compared to $48,972 in the prior period and a decrease of $40,337 in wages and benefits in the current period mainly as a result of the departure of the former President in the prior year of the comparative period.

Other expense categories that reflected only moderate change period over period were administration expenses of $92 (2015 - $1,850), depreciation expenses of $5,685 (2015 - $6,498), insurance expenses of $28,834 (2015 - $31,129), investor relations expenses of $194,543 (2015 - $197,262), office expenses of $33,228 (2015 - $30,064), regulatory expenses of $9,026 (2015 - $13,004), and rent expenses of $23,465 (2015 – $28,132).

Other items amounted to an income of $20,381 compared to a loss of $645,788 in the prior period. This was mainly due to the write-off of the Company’s interest in the Chisna property of $677,695 in the comparative period of the prior year. There was a decrease in foreign exchange to a gain of $10,815 (2015 - gain of $27,804), which is the result of factors outside of the Company’s control and an increase in interest income of $9,566 (2015 - 4,103) as a result of less investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $5,026,115 as at November 30, 2016 compared to $4,783,519 as at May 31, 2016. The change in cash position was the net result of $2,391,251 used for operating activities, $7,739 used on property and equipment, $66,876 used on capitalized acquisition costs, $2,683,446 received from the private placement of common shares in July of 2016 (net of share issue costs) and exercise of stock options during the six months ended November 30, 2016.

As at November 30, 2016, the Company had working capital of $4,870,893 compared to working capital of $4,742,321 as at May 31, 2016. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until May 31, 2019. Following May 31, 2019, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2020. The Company’s current anticipated operating expenses are $3,171,000 until May 31, 2017 and $4,105,000 until November 30, 2017. The Company’s anticipated monthly burn rate averages approximately $529,000 for December 2016 to May 2017, where approximately $376,000 is for administrative purposes and approximately $153,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From December 2016 to November 2017, the Company’s anticipated monthly burn rate averages approximately $342,000, of which $235,000 is for administrative purposes and approximately $107,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of September 2019 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP on its currently anticipated scheduling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2016, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of November 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended November 30, 2016 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below sets forth sales of unregistered equity securities in the period covered by this Quarterly Report on Form 10-Q that weren’t previously reported on Form 8-K.

Date	Description (A)	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
November 2016	Common Shares	25,000	Private Investor	N/A	Property Lease	Private Offering

A –	On November 18, 2016, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (see note 4d)(ii)(1) in the accompanying financial statements), with a fair value of $18,000.

B –	“Private Offering” above means that the common shares were offered and sold to private investors pursuant to exemptions from the registration requirements under the United States Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof on the basis of representations and warranties of the private investors provided to the Company at the time of exercise regarding certain factual matters.

Repurchase of Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six month period ended November 30, 2016, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at November 30, 2016 and May 31, 2016, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Six Months ended November 30, 2016 and November 30, 2015, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2016 and November 30, 2015, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Six Months Ended November 30, 2016, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date:	January 12, 2017

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 12, 2017

