Form 10-Q
period 2017-02-28
Corvus Gold Inc.
filed 2017-04-12
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 11, 2017, the registrant had 92,369,582 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	February 28, 2017	May 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,981,212	$4,783,519
Accounts receivable	30,144	28,810
Prepaid expenses	279,816	166,853

Total current assets	3,291,172	4,979,182

Property and equipment (note 3)	74,096	82,051
Capitalized acquisition costs (note 4)	4,424,364	4,261,680

Total assets	$7,789,632	$9,322,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$288,742	$236,861

Total current liabilities	288,742	236,861

Asset retirement obligations (note 4)	304,732	293,578

Total liabilities	593,474	530,439

Shareholders’ equity
Share capital (note 5)	72,670,170	69,890,670
Contributed surplus (note 5)	12,353,193	11,977,459
Accumulated other comprehensive income - cumulative translation differences	1,246,263	1,168,386
Deficit accumulated during the exploration stage	(79,073,468)	(74,244,041)

Total shareholders’ equity	7,196,158	8,792,474

Total liabilities and shareholders’ equity	$7,789,632	$9,322,913

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended,		Nine months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Expenses
Administration	$92	$1,832	$545	$6,457
Consulting fees (notes 5 and 6)	164,869	193,492	456,531	536,111
Depreciation (note 3)	5,537	6,831	16,544	19,629
Exploration expenditures (notes 4 and 5)	877,567	405,701	2,107,236	2,300,159
Insurance	47,597	30,918	105,913	93,107
Investor relations (notes 5 and 6)	224,332	206,153	564,355	568,189
Office and miscellaneous	27,818	35,161	89,931	103,847
Professional fees (notes 5 and 6)	82,433	89,826	206,356	254,556
Regulatory	35,954	41,901	67,809	81,886
Rent	27,961	32,128	80,309	86,560
Travel	23,097	11,075	107,415	79,545
Wages and benefits (notes 5 and 6)	482,674	572,979	1,045,682	1,421,694

Total operating expenses	(1,999,931)	(1,627,997)	(4,848,626)	(5,551,740)

Other income (expense)
Interest income	5,729	2,017	24,059	11,685
Gain on sale of capitalized acquisition costs (note 4(b))	-	66,669	-	92,397
Write-off of capitalized acquisition costs (note 4(a))	-	-	-	(677,695)
Foreign exchange gain (loss)	(1,065)	22,573	(4,860)	144,223

Total other income (loss)	4,664	91,259	19,199	(429,390)

Net loss for the period	(1,995,267)	(1,536,738)	(4,829,427)	(5,981,130)

Other comprehensive income
Exchange difference on translating foreign operations	(65,148)	90,414	77,877	493,642

Comprehensive loss for the period	$(2,060,415)	$(1,446,324)	$(4,751,550)	$(5,487,488)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Weighted average number of shares outstanding	92,369,582	84,449,248	91,936,432	82,989,413

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED,

	February 28, 2017	February 29, 2016

Operating activities
Net loss for the period	$(4,829,427)	$(5,981,130)
Add items not affecting cash:
Depreciation	16,544	19,629
Stock-based compensation (note 5)	453,788	639,350
Write-off of capitalized acquisition costs (note 4(a))	-	677,695
Gain on sale of capitalized acquisition costs (note 4(b))	-	(92,397)
Loss (gain) on foreign exchange	4,860	(144,223)
Changes in non-cash items:
Accounts receivable	(1,334)	7,506
Prepaid expenses	(112,963)	21,620
Accounts payable and accrued liabilities	51,881	(318,509)

Cash used in operating activities	(4,416,651)	(5,170,459)

Financing activities
Cash received from issuance of shares	2,701,000	2,000,000
Share issuance costs	(17,554)	(13,401)
Repayment of promissory note	-	(298,488)

Cash provided by financing activities	2,683,446	1,688,111

Investing activities
Expenditures on property and equipment	(7,739)	-
Cash received from sale of capitalized acquisition costs (note 4(b))	-	25,728
Capitalized acquisition costs	(66,876)	(32,594)

Cash used in investing activities	(74,615)	(6,866)

Effect of foreign exchange on cash	5,513	231,169

Decrease in cash and cash equivalents	(1,802,307)	(3,258,045)

Cash and cash equivalents, beginning of the period	4,783,519	5,159,962

Cash and cash equivalents, end of the period	$2,981,212	$1,901,917

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income (Loss) – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2016	89,594,582	$69,890,670	$11,977,459	$1,168,386	$(74,244,041)	$8,792,474

Net loss for the period	-	-	-	-	(4,829,427)	(4,829,427)
Shares issued for cash
Private placement	2,550,000	2,601,000	-	-	-	2,601,000
Exercise of stock options	200,000	100,000	-	-	-	100,000
Shares issued for capitalized acquisition costs	25,000	18,000	-	-	-	18,000
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	77,877	-	77,877
Share issuance costs	-	(17,554)	-	-	-	(17,554)
Reclassification of contributed surplus on exercise of stock options	-	78,054	(78,054)	-	-	-
Stock-based compensation	-	-	453,788	-	-	453,788

Balance, February 28, 2017	92,369,582	$72,670,170	$12,353,193	$1,246,263	$(79,073,468)	$7,196,158

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At February 28, 2017, the Company had interests in a property in Nevada, U.S.A.

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

The Company has sustained losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at February 28, 2017, the Company had working capital of $3,002,430 compared to working capital of $4,742,321 as at May 31, 2016.  On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 common shares at a price of $1.02 per common share for gross proceeds of $2,601,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statement are issued.

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

Basis of presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2016 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at February 28, 2017 and the results of its operations for the nine months then ended. Operating results for the nine months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017. The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended February 28, 2017, 8,846,900 outstanding stock options (2016 – 8,226,334) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

3.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2016	$68,885	$89,434	$65,550	$223,869
Additions	7,739	-	-	7,739
Currency translation adjustments	733	1,167	855	2,755

Balance, February 28, 2017	$77,357	$90,601	$66,405	$234,363

Depreciation
Balance, May 31, 2016	$43,495	$70,529	$27,794	$141,818
Depreciation for the period	6,597	4,266	5,681	16,544
Currency translation adjustments	525	962	418	1,905

Balance, February 28, 2017	$50,617	$75,757	$33,893	$160,267

Carrying amounts

Balance, May 31, 2016	$25,390	$18,905	$37,756	$82,051

Balance, February 28, 2017	$26,740	$14,844	$32,512	$74,096

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Total
	(note 4(d))

Balance, May 31, 2016	$4,261,680	$4,261,680

Acquisition costs	84,876	84,876
Asset retirement obligations	7,325	7,325
Currency translation adjustments	70,483	70,483

Balance, February 28, 2017	$4,424,364	$4,424,364

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 28, 2017:

	North Bullfrog	Total
	(note 4(d))

Exploration costs:
Assay	$453,955	$453,955
Drilling	757,628	757,628
Equipment rental	51,543	51,543
Field costs	119,438	119,438
Geological/ Geophysical	231,923	231,923
Land maintenance & tenure	282,104	282,104
Permits	26,928	26,928
Studies	129,356	129,356
Travel	54,361	54,361

Total expenditures for the period	$2,107,236	$2,107,236

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 29, 2016:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 4(b))	(note 4(a))	(note 4(d))	(note 4(c))

Exploration costs:
Assay	$-	$-	$666,700	$-	$666,700
Drilling	-	-	655,117	-	655,117
Equipment rental	-	-	33,256	-	33,256
Field costs	181	247	86,757	534	87,719
Geological/ Geophysical	-	6,210	265,454	2,154	273,818
Land maintenance & tenure	-	13,534	306,954	32,900	353,388
Permits	-	-	632	-	632
Studies	-	-	310,893	-	310,893
Transportation	-	-	-	2,131	2,131
Travel	-	913	51,650	-	52,563

	181	20,904	2,377,413	37,719	2,436,217
Cost recovery	(23,802)	(7,418)	-	(104,838)	(136,058)

Total expenditures (recovery) for the period	$(23,621)	$13,486	$2,377,413	$(67,119)	$2,300,159

a)	Chisna Property, Alaska

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

(i)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

☐	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties).
☐	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; and USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871; and USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH delivered on November 7, 2014 paid with cash of $21,200; and USD 10,000 paid on November 23, 2015 and 50,000 common shares of ITH delivered on November 5, 2015 paid with cash of $19,237; and USD 10,000 paid on November 17, 2016 and 50,000 common shares of ITH, purchased for $53,447 in the market by the Company, were delivered on November 10, 2016).
☐	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH shares due per the original agreement (issued 25,000 shares of the Company on November 18, 2015 and 25,000 shares of the Company on November 18, 2016).
☐	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10 (incurred to year 9). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.
☐	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2017), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 km north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2017). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $304,732 (USD 229,000) (May 31, 2016 - $293,578 (USD 224,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the nine months ended February 28, 2017, the Company had the following share issuances:

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

A summary of the status of the stock option plan as of February 28, 2017, and May 31, 2016, and changes during the periods are presented below:

	Nine months ended February 28, 2017		Year ended May 31, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	7,981,000	$0.85	7,396,334	$0.94
Granted	1,135,000	1.02	1,650,000	0.48
Exercised	(200,000)	(0.50)	(245,334)	(0.50)
Expired	(69,100)	(0.93)	(820,000)	(0.94)

Balance, end of the period	8,846,900	$0.87	7,981,000	$0.85

The weighted average remaining contractual life of options outstanding at February 28, 2017 was 2.10 years (May 31, 2016 – 2.42 years).

Stock options outstanding are as follows:

	February 28, 2017			May 31, 2016
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

September 19, 2016	$-	-	-	$0.50	219,100	219,100
November 17, 2016*	$0.67	210,000	210,000	$0.67	210,000	210,000
January 23, 2017	$-	-	-	$1.10	50,000	50,000
May 1, 2017	$0.73	50,000	50,000	$0.73	50,000	50,000
May 29, 2017	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017	$0.96	2,016,900	2,016,900	$0.96	2,016,900	2,016,900
October 29, 2017	$0.96	100,000	100,000	$0.96	100,000	100,000
August 16, 2018	$0.76	2,120,000	2,120,000	$0.76	2,120,000	2,120,000
September 8, 2019	$1.40	1,265,000	1,265,000	$1.40	1,265,000	842,490
September 9, 2020	$0.46	640,000	426,240	$0.46	640,000	213,120
November 13, 2020	$0.49	1,010,000	672,660	$0.49	1,010,000	336,330
June 22, 2018	$1.02	50,000	33,300	$-	-	-
September 15, 2021	$0.91	1,085,000	361,305	$-	-	-

		8,846,900	7,555,405		7,981,000	6,457,940

*The Company’s share trading policy (the “Policy”) requires that all restricted persons and others who are subject to the Policy refrain from conducting any transactions involving the purchase or sale of the Company’s securities, during the period in any quarter commencing 30 days prior to the scheduled issuance of the next quarter or year-end public disclosure of the financial results as well as when there is material data on hand.    In accordance with the terms of the Amended 2010 Plan, if stock options are set to expire during a restricted period and are not exercised prior to any such restriction, they will not expire but instead will be available for exercise for 10 days after such restrictions are lifted.

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $691,819 (2016 - $420,866), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the nine months ended	February 28, 2017	February 29, 2016

Risk-free interest rate	0.71%	0.88%
Expected life of options (years)	4.87	5
Annualized volatility	85.96%	72.33%
Dividend yield	0%	0%
Exercise price	$0.91	$0.48

Fair value per share	$0.61	$0.26

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated as follows:

For the period ended,	February 28, 2017	February 29, 2016

Consulting fees	$233,281	$317,528
Exploration expenditures – Geological/geophysical	23,366	13,809
Investor relations	55,431	75,621
Professional fees	5,112	13,802
Wages and benefits	136,598	218,590

	$453,788	$639,350

6.	RELATED PARTY TRANSACTIONS

During the period ended February 28, 2017, the Company entered into the following transactions with related parties:

For the period ended,	February 28, 2017	February 29, 2016

Consulting fees to CFO	$90,000	$85,333
Wages and benefits to CEO and COO	638,564	659,906
Wages and benefits to former President	-	234,997
Directors fees (included in consulting fees)	101,250	101,250
Fees to Vice President of Corporate Communications (included in investor relations)	137,500	152,500
Stock-based compensation to related parties	372,155	500,941

	$1,339,469	$1,734,927

As at February 28, 2017, included in accounts payable and accrued liabilities was $7,677 (May 31, 2016 – $7,628) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

February 28, 2017
Capitalized acquisition costs	$-	$4,424,364	$4,424,364
Property and equipment	$9,092	$65,004	$74,096

May 31, 2016
Capitalized acquisition costs	$-	$4,261,680	$4,261,680
Property and equipment	$8,068	$73,983	$82,051

For the period ended	February 28, 2017	February 29, 2016

Net loss for the period – Canada	$(1,582,642)	$(1,587,624)
Net loss for the period – United States	(3,246,785)	(4,393,506)

Net loss for the period	$(4,829,427)	$(5,981,130)

8.	SUBSIDIARIES

Significant subsidiaries for the nine months ended February 28, 2017 and February 28, 2016 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2017	The Company’s effective interest for 2016

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended	February 28, 2017	February 29, 2016

Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$18,000	$11,250

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements for the nine months ended February 28, 2017, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

Corvus Gold Inc. (“we”, “us”, “our,” “Corvus” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The mineral estimates in the Technical Report (as defined below) referenced in this Quarterly Report on Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. As used in the Technical Report referenced in this Quarterly Report on Form 10-Q, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ materially from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;
•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP;
•	the Company’s estimates of the quality and quantity of the mineral resources at its mineral properties;
•	the timing and cost of planned exploration programs of the Company and its joint venture partners (as applicable), and the timing of the receipt of results therefrom;
•	the Company’s future cash requirements and use of proceeds of sales of non-core assets;
•	general business and economic conditions;
•	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations;
•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;
•	the potential for the existence or location of additional high-grade veins at the NBP;
•	the potential to expand the high-grade gold and silver at the YellowJacket target, and the potential to expand the higher-grade bulk tonnage at the Sierra Blanca target, at the NBP;
•	the potential for any delineation of higher grade mineralization at the NBP;
•	the potential for there to be one or more additional vein zone(s) to the west and northeast of the current YellowJacket high grade zone;
•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;
•	the potential for the NBP mineralization system to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery; and
•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure.

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

Highlights of activities during the period and to the date of this MD&A include:

•	NBP Exploration: The 2016 Phase II drilling program began in mid-October 2016 with the initial drilling to the north and west of Sierra Blanca-YellowJacket resource in the Company’s new West Zone and to the east in the Liberator Zone. In addition, drilling of “new discovery” targets at North Jolly Jane, Connection, Cat Hill, Jim Dandy, East Savage Vein and the Deep Savage was conducted. A total of 11,000 metres of reverse circulation drilling is planned for Phase II, which is to be completed by mid-April 2017.
•	Results for 8 holes drilled in the Liberator Zone, immediately east of YellowJacket have outlined mineralization along an 800 metre strike length, with broad zones of higher grade mineralization along the Liberator Fault.
•	Nineteen holes have been drilled in the Company’s new Western Zone (previously described as the NWSB and Swale targets), which lies immediately west of the Sierra Blanca-YellowJacket resource. This drilling has outlined a zone of near surface gold mineralization with all holes returning broad intercepts near the currently defined open pit resource.
•	Four holes have been drilled in the North Jolly Jane target and main Jolly Jane resource area. This drilling has indicated the potential of higher-grade zones in the North Jolly Jane target area, related to stockwork quartz veining along the West Jolly Jane fault zone.
•	Metallurgical tests have been initiated on mineralized samples from the YellowJacket and West Zones. These test programs include flotation concentration tests on 11 composites and five heap leach column tests.
•	Baseline characterization activities continued with re-completion of the NB-WW-04 water quality monitoring well, collection and reporting of meteorological data.
•	The Company’s Sarcobatus water well, originally developed in 1952, was re-completed and produced to begin to characterize the production capacity.

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

Phase II 2016 Drilling Results

A total of 10,132 metres of Reverse Circulation (RC) drilling have been completed during 2016 Phase II drilling program which began in October 2016 and is expected to be completed in April 2017. Drilling results, currently available, are from the Liberator Zone, and the new Western Zone (a combination of the previously described NWSB and Swale targets), which lie immediately to the east and west, respectively, of the Company’s Sierra Blanca-YellowJacket resource (Figure 3), and the North Jolly Jane Target (Figure 6). The Phase II drilling program has also included holes drilled to the north and south of the Jolly Jane resource (North Jolly Jane) and Jim Dandy), the Savage Vein and Deep Savage areas, Connection and Cat Hill. Results from that drilling are still pending the laboratory assay data.

Figure 3. Drill hole locations map for Phase II 2016, North Bullfrog Project.

Liberator Zone

Eight holes have been completed in the Liberator Zone (Table 1). Results outline a broad zone of gold mineralization as six of the eight holes returned wide mineralized intercepts. Drill Hole NB16-320 intercepted broad gold mineralization starting at a shallow depth below surface returning 108 metres @ 0.57 g/t Au including higher grade vein intercepts of 1.52 metres @ 8.3 g/t Au and 1.52 metres @ 4.96 g/t Au (Table 1) and ending in mineralization. This zone has now been intercepted over a strike length of over 800 metres, and is oriented sub-parallel to the YellowJacket Deposit, with several zones of higher grade mineralization along the trend.

Table 1

Phase II Drill Results - Liberator Zone

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-315	228.6	323.09	94.5	0.36	0.87
AZ 265 dip-70 inc	249.94	256.03	6.09	1.06	0.72
inc	269.75	275.84	6.09	1.14	1.43
	329.18	338.33	9.15	0.15	0.51

NB-16-316	141.73	243.84	102.1	0.44	1.15
AZ 265 dip-65 inc	198.12	201.17	3.05	0.88	1.20
inc	228.6	231.65	3.05	0.94	2.12
				Hole ended in gold mineralization

NB-16-319	97.54	100.58	3.05	1.56	14.17
AZ 265 dip-75	106.68	117.35	10.7	0.15	1.01
	132.59	164.59	32	0.25	0.79
	169.16	181.36	12.2	0.13	0.58
	188.98	220.98	32	0.16	0.34

NB-16-320	76.2	184.4	108.2	0.57	0.87
AZ 270 dip -50 inc	112.78	114.3	1.52	4.96	6.04
inc	118.87	120.4	1.52	8.25	1.52
inc	164.59	184.4	19.81	0.99	1.13
				Hole ended in gold mineralization

NB-16-321	103.63	156.97	53.34	0.34	0.76
AZ 270 dip -70 inc	118.87	123.44	4.57	0.69	0.88
inc	143.26	155.45	12.19	0.60	0.84

NB-16-317	33.53	132.59	99.06	0.25	0.64
AZ 360 dip-90 inc	115.82	121.92	6.1	0.50	0.71
inc	124.97	128.02	3.05	0.54	1.07
	160.02	190.5	30.48	0.25	0.85
				Hole ended in gold mineralization

NB-16-318	82.3	88.39	6.09	0.14	0.82
AZ 270 dip-65	146.3	213.36	67.06	0.44	0.88
inc	158.5	170.69	12.19	0.59	0.95
inc	175.26	195.07	19.81	0.58	0.78
				Hole ended in gold mineralization

NB-16-322	118.87	121.92	3.05	0.31	3.41
AZ 265 dip-65	134.11	175.26	41.15	0.46	0.85
inc	134.11	135.64	1.52	0.91	1.14
inc	152.4	166.12	13.72	0.74	0.86
* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal intervals calculated @ 1.0 g/t Au cutoff

The Liberator Zone is parallel to the YellowJacket deposit and has about the same strike length at nearly one kilometre. Although the Liberator and YellowJacket structural zones are parallel, they dip in opposite directions with the YellowJacket dipping to the west and the Liberator dipping to the east, which led to the Liberator not being effectively tested in the past during the east directed YellowJacket drilling programs. The new Liberator discovery like the YellowJacket has returned drill intersections of shallow, higher grade gold mineralization (NB-15-267, 11m @ 3.5 g/t Au, NR15-14, Oct. 15, 2015; NB-13-350, 6m @ 2.4 g/t Au, NR13-25, Oct. 10, 2013; NB-12-126, 5.7m @ 6 g/t Au, NR12-10, Mar. 22, 2012; NB-10-63, 14m @ 6 g/t Au, NR11-03, Feb. 1, 2011). In addition, the Liberator also hosts broad zones of lower grade mineralization highlighting the extensive fluid flow of gold and silver rich solutions in this large structural zone (NB-16-320, 108m @ 0.57 g/t Au; NB-16-303, 154m @ 0.54 g/t Au, NR16-11, Aug. 2, 2016; NB-15-267, 210m @ 0.47 g/t Au, NR15-14, Oct. 15, 2016; low grade halo around high-grade zone).

These infill holes that have added continuity to the overall Liberator mineralized zone and importantly, have now defined its northern extension (NB-16-315 6.1m @ 1.06 g/t Au and 6.1m @ 1.14 g/t Au) below the intercept in hole NB-16-300 with 18m @ 1.8 g/t Au. The higher-grade parts of the Liberator system are related to quartz stockwork and sulfidized zones at intersections with northeast structures, forming shoots within the very broad and extensive structurally controlled low-grade system. The Liberator Zone converges with the YellowJacket structural zone near surface at a depth of about 30 metres. These holes continue to outline the large Liberator structural zone which hosts broad low-grade mineralization and currently three higher grade chutes. Follow-up drilling on the zone is being planned.

Deep High-Grade Target

The refinement of the strike and dip of the Liberator Zone along with deep drilling success announced late last year at YellowJacket (NB-16-314, 10.7m @ 2.41 g/t Au & 9.7 g/t Ag, NR16-14, Nov. 29, 2016) has now outlined new deep target potential for the Sierra Blanca/YellowJacket deposit. The deep targets are located where the large YellowJacket and Liberator structural zones intersect the underlying low angle, West Jolly Jane Fault at depths of 400-500 metres (Figure 4). This geologic target is analogous to the Hishikari deposit in Japan which hosts large high-grade, gold-silver deposits along major structural zones at the contact between underlying basement sediments and overlying volcanic units. Follow-up core drilling of this target is planned for the next phase of North Bullfrog exploration later this year.

Figure 4. District cross-section showing deep and other target areas for future exploration.

Western Zone

During the Phase II 2016 drill program, 18 holes were drilled in the new Western Zone, which is a combination of the previously described NWSB and Swale targets, and lies immediately west of the Company’s Sierra Blanca-YellowJacket resource (Figure 3). Results (Table 2) continue to outline an extensive zone of near surface gold mineralization with all holes returning broad intercepts near the current open pit resource. Drill hole NB-17-329 intercepted 91.4 metres @ 0.52 g/t Au including a higher grade stockwork vein intercept of 38.1 metres @ 0.97 g/t Au (Table 2).

Table 2

Phase II Drill Results - Western Zone

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-323	70.1	135.64	65.54	0.64	1.11
AZ 85 dip-75 inc	73.15	91.44	18.29	0.91	1.57
inc	114.3	131.06	16.76	0.98	0.92

NB-16-324	106.68	112.78	6.1	0.70	0.30
AZ 135 dip-50 inc	108.2	111.25	3.05	1.17	0.38
	147.83	195.07	47.24	0.16	0.32
	225.55	242.32	16.77	0.18	0.42
	248.41	252.98	4.57	0.12	0.56
	262.13	291.08	28.95	0.24	1.06
	318.52	332.23	13.71	0.18	0.88

NB-16-325	120.4	228.6	108.2	0.41	0.81
AZ 85 dip-55 inc	140.21	144.78	4.57	0.61	0.87
inc	152.4	153.92	1.52	0.51	1.06
inc	179.83	185.93	6.1	0.69	0.79
inc	192.02	211.84	19.82	0.73	1.35
inc	216.41	219.46	3.05	0.57	0.74
	233.17	239.27	6.1	0.12	0.41
	251.46	300.23	48.77	0.18	0.61
	307.85	316.99	9.14	0.16	0.48
	333.76	402.34	68.58	0.21	1.32

NB-16-326	114.3	243.84	129.54	0.37	0.69
AZ 85 dip-55 inc	143.26	149.35	6.09	0.61	0.96
inc	153.92	156.97	3.05	0.58	0.99
inc	163.07	166.12	3.05	0.53	0.67
inc	175.26	190.5	15.24	0.59	0.85
inc	231.65	237.74	6.09	0.71	0.94
	263.65	313.94	50.29	0.22	0.83
	324.61	353.57	28.96	0.14	0.34
	409.96	432.82	22.86	0.12	0.32
	Hole ended in gold mineralization

NB-16-327	Water well hole, No Significant Intercepts

NB-16-328	150.88	181.36	30.48	0.37	1.27
AZ 85 dip -55 inc	172.21	176.78	4.57	0.70	1.66
	202.69	259.08	56.39	0.37	2.68
inc	210.31	214.88	4.57	0.64	1.53
inc	236.22	239.27	3.05	0.93	5.65
	271.27	284.99	13.72	0.12	0.39

NB-17-329	85.34	176.78	91.44	0.52	1.54
AZ 90 dip-55 inc	88.39	126.49	38.1	0.97	2.77
	231.65	251.46	19.81	0.13	0.40
	257.56	263.65	6.09	0.13	0.71
	Hole ended in gold mineralization

NB-17-330	62.48	65.53	3.05	0.14	0.31
AZ 85 dip-55	80.77	153.92	73.15	0.51	1.17
inc	86.87	117.35	30.48	0.78	1.49
inc	121.92	131.06	9.14	0.60	1.27
	202.69	205.74	3.05	0.13	0.23
	210.31	242.32	32.01	0.17	1.15

NB-17-331	97.54	132.59	35.05	0.63	1.30
AZ 85 dip -55 inc	99.06	123.44	24.38	0.81	1.60
	146.3	152.4	6.1	0.33	0.13

NB-17-332	47.24	184.4	137.16	0.45	1.15
AZ 085 dip-70 inc	51.82	67.06	15.24	0.82	1.59
inc	80.77	123.44	42.67	0.78	1.38
	188.98	213.36	24.38	0.13	0.30
	Hole ended in gold mineralization

NB-17-333	88.39	190.5	102.11	0.38	0.93
AZ 090 dip-65 inc	91.44	111.25	19.81	1.05	1.85

NB-17-334	76.20	155.45	79.25	0.31	0.76
AZ 090 dip-55 inc	76.20	80.77	4.57	0.56	0.85
inc	124.97	138.68	13.71	0.60	1.35
	167.64	172.21	4.57	0.12	0.36
	176.78	214.88	38.10	0.25	1.14
inc	192.02	196.60	4.57	0.97	4.01
	Hole ended in gold mineralization

NB-17-335	64.01	92.96	28.95	0.49	1.97
AZ 090 dip-55 inc	67.06	79.25	12.19	0.78	2.34
	99.06	160.02	60.96	0.31	6.28
inc	132.59	135.64	3.05	1.04	7.00
inc	140.21	141.73	1.52	1.01	18.00
inc	147.83	149.35	1.52	0.76	59.00

NB-17-336	42.67	48.77	6.10	0.26	0.37
AZ 085 dip-45	57.91	65.53	7.62	1.04	0.69
inc	59.44	62.48	3.05	2.18	0.94
	109.73	114.30	4.57	0.38	0.74
	137.16	140.21	3.05	0.31	0.80
	146.30	179.83	33.53	0.34	0.41
inc	150.88	152.40	1.52	0.95	0.41
inc	160.02	164.59	4.57	0.61	0.66

NB-17-337	30.48	41.15	10.67	0.36	0.46
AZ 090 dip-50 inc	38.10	39.62	1.52	1.21	1.34

NB-17-338	45.72	70.10	24.38	0.71	1.33
AZ 090 dip-50 inc	47.24	62.48	15.24	0.98	1.65
	76.20	91.44	15.24	0.26	0.53

NB-17-339	132.59	134.11	1.52	0.34	0.49
AZ 090 dip -55

NB-17-340	65.53	68.58	3.05	0.58	0.45
AZ 085 dip-60 inc	67.06	68.58	1.52	1.03	0.60
	73.15	150.88	77.73	0.43	2.67
inc	76.20	79.25	3.05	0.93	2.38
inc	105.16	117.35	12.19	0.88	11.22
inc	129.54	137.16	7.62	0.94	0.65

NB-17-430	129.54	135.64	6.10	0.14	0.58
Az 085 dip 60	164.59	182.88	18.29	0.17	0.35
* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal intervals calculated @ 1.0 g/t Au cutoff

The mineralization intersected in the Western Zone is controlled by a large northeast trending structural zone which can be tracked for a strike length of nearly 1.5 kilometres. This zone hosts disseminated and stockwork related, higher grade gold mineralization along its length. Drilling to date is defining a contiguous shape to this higher-grade zone that is expected to be modeled in a new resource update later this year. The depth extent of this mineralization has yet to be assessed as well as a potential new, sub parallel zone to the west as illustrated by the interval intersected near the top of hole NB-17-329 (38.1m @ 0.97 g/t Au). Mineralization at the Western Zone is associated with distinct highly altered dikes intruding the Sierra Blanca Tuff.

At the north end of the NE trending Western Zone at the intersection with the YellowJacket and Liberator systems, a large rhyolite intrusive body occurs covering an area of one kilometre by half a kilometre. This rhyolite body hosts broad zones of low-grade gold mineralization, as well as structurally controlled higher grade mineralization near the margins. This rhyolite body may have an important genetic relationship to the larger North Bullfrog gold system and important implication for deep targets below the current gold deposit. There is strongly elevated molybdenum (100-2800 ppm), uranium and zinc associated with gold mineralization, within and adjacent to the rhyolite dome feature (Figure 5). The alteration and mineralization of the rhyolite body is characteristic of a high-level porphyry environment with potential at depth.

Figure 5. Map of elevated Molybdenum and Rhyolite intrusive at the north end of the Sierra Blanca-YellowJacket deposit, North Bullfrog Project.

North Jolly Jane Target

Initial follow-up drill holes from the North Jolly Jane target (Figure 6) have returned broad zones of low-grade mineralization with several, plus ten-metre-thick zones of +0.5 g/t gold (Table 3). Results to date suggests grades are improving to the north where follow-up drilling is scheduled to begin shortly.

The higher-grade zones in the North Jolly Jane target area are related to stockwork quartz veining along the West Jolly Jane fault zone and appear to be increasing as the drill program steps out to the north (NB-17-432 with 10.7m @ .0.80 g/t Au and 12.2m @ 0.76 g/t Au). The large District scale, West Jolly Jane Fault intersects another northeast trending District scale structural zone about 100 metres to the north of hole NB-17-432 which is currently being drill tested. In addition to structurally controlled higher grade zones, the North Jolly Jane target area has potential to develop a large new deposit of higher grade (twice the current grade) heap leach material that could enhance the project economics and production plan.

Table 3

Phase II Drill Results – North Jolly Jane Target and Main Jolly Jane East Strucutural Target

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

North Jolly Jane

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-431	44.20	265.18	220.98	0.21	0.94
AZ 085 dip-50	272.80	304.80	32.00	0.23	0.39
	Hole ended in gold mineralization

NB-17-432	53.34	65.53	12.19	0.75	2.20
AZ 085 dip-55	80.77	82.30	1.52	1.32	2.15
	146.30	156.97	10.67	0.36	0.46
inc	152.40	155.45	3.05	0.73	0.67
	166.12	198.12	32.00	0.56	1.41
inc	167.64	179.83	12.19	0.76	1.50
inc	184.40	188.98	4.58	0.77	1.69
	233.17	286.51	53.34	0.27	0.71
	Hole ended in gold mineralization

NB-17-433	131.06	234.70	103.64	0.33	1.10
inc	185.93	199.64	13.71	0.56	1.26
inc	213.36	217.93	4.57	0.58	1.23
inc	222.50	225.55	3.05	0.53	1.36
	251.46	286.51	35.05	0.35	0.63
inc	275.84	280.42	4.58	0.66	0.64
AZ 085 dip-55	Hole ended in gold mineralization

Main Jolly Jane (east structural target)

NB-17-434	62.48	65.53	3.05	0.39	1.00
AZ 085 dip-45	70.10	89.92	19.82	0.38	0.97
inc	73.15	79.25	6.10	0.59	1.18
	193.55	220.98	27.43	0.14	0.42
* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal intervals calculated @ 0.5 g/t Au cutoff

Figure 6. Map showing drill holes at the new North Jolly Jane Target

Project Development Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. Water quality monitoring well, NB-WW-04, was re-completed by installing an electric powered, submersible well pump. The pump has the capacity to completely empty the well in approximately 20 minutes, and will allow the project to verify historic water quality data collected in the well.

The Company’s Sarcobatus water production well was re-conditioned by installing a new casing and submersible pump. The well was produced for sustained 4 hour periods to characterize the transmissivity of the aquifer at the Company’s property to the north of the North Bullfrog Project.

Metallurgical testing of mineralization from the YellowJacket, Liberator and Western Zone was begun in Q1 of calendar year 2017. The testing includes flotation concentration tests of 11 samples, and 5 column leach tests. Results are pending completion of the tests.

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

The exploration program at the NBP was designed and supervised by Mark Reischman, Nevada Exploration Manager, who is responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. All sample shipments are sealed and shipped to ALS Minerals in Reno, Nevada, for preparation and then on to ALS Minerals in Reno, Nevada, or Vancouver, B.C., for assay. McClelland Laboratories Inc. prepared composites from duplicated RC sample splits collected during drilling. Bulk samples were sealed on site and delivered to McClelland Laboratories Inc. by ALS Minerals or Corvus personnel. All metallurgical testing reported was conducted or managed by McClelland Laboratories Inc.

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

Results of Operations

Nine months ended February 28, 2017 Compared to Nine months ended February 29, 2016

For the nine months ended February 28, 2017 the Company had a net loss of $4,829,427 compared to a net loss of $5,981,130 in the comparative period of the prior year. Included in net loss was $453,788 (2016 - $639,350) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. The decrease in loss of $1,151,703 in the nine months period of the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $2,107,236 incurred in the current period compared to $2,300,159 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to less funding being available in the current period compared with the comparative period of the prior year offset by an increase in stock-based compensation charges of $23,366 in the current period compared to $13,809 in the prior period.

Consulting fees decreased to $456,531 (2016 - $536,111) mainly due to decreased stock-based compensation charges of $233,281 during the current period compared to $317,528 in the comparative period of the prior year.

Insurance expenses increased to $105,913 (2016 - $93,107) mainly due to increased insurance premiums as a result of increased Director and Officer Liability coverage during the current period.

Investor relations expenses decreased to $564,355 (2016- $568,189) due to decreased stock-based compensation charges of $55,431 during the current period compared to $75,621 in the comparative period of the prior year offset by an increase of $16,356 in investor relations-related travel and advertising and marketing during the current period as part of the Company’s efforts to secure additional financing.

Office expenses decreased to $89,931 (2016 - $103,847) mainly due to decrease in number of personnel as well as decrease in general office expenses as a result of the relocation of the Company’s head office in Vancouver in May 2016.

Professional fees decreased to $206,356 (2016 - $254,556) due to decreased stock-based compensation charges of $5,112 during the current prior compared to $13,802 in the comparative period of the prior year and a decrease of $39,510 in legal and accounting fees in the current period compared to the comparative period of the prior year as a result of the Company registering its securities in the United States in the comparative period of the prior year and a general decrease in activities in the current period compared to the comparative period of the prior year.

Regulatory expenses decreased to $67,809 (2016 - $81,886) mainly due to more expenses incurred in the comparative period of the prior year as a result of the Company registering its securities in the United States in the comparative period of the prior year.

Travel expenses increased to $107,415 (2016 - $79,545) mainly due to more conferences attended during the current period as part of the Company’s efforts to secure additional financing.

Wages and benefits decreased to $1,045,682 (2016 - $1,421,694) mainly due to decreased stock-based compensation charges of $136,598 during the current period compared to $218,590 in the comparative period of the prior year and a decrease of $294,020 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers and the severance pay to the former President in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $545 (2016 - $6,457), depreciation expenses of $16,544 (2016 - $19,629), and rent expenses of $80,309 (2016 - $86,560).

Other items amounted to an income of $19,199 compared to a loss of $429,390 in the prior period. There was a gain on sale of the Company’s interest in the West Pogo property of $25,728 and a gain on sale of the Company’s interest in the LMS property of $66,669 in the comparative period of the prior year and a write-off of the Company’s interest in the Chisna property of $677,695 in the comparative period of the prior year. There was a decrease in foreign exchange to a loss of $4,860 (2016 - gain of $144,223), which is the result of factors outside of the Company’s control and an increase in interest income of $24,059 (2016 - $11,685) as a result of less investment in cashable GIC’s during the current period.

Three months ended February 28, 2017 Compared to Three months ended February 29, 2016

For the three months ended February 28, 2017, the Company had a net loss of $1,995,267 compared to a net loss of $1,536,738 in the comparative period of the prior year. Included in net loss was $139,705 (2016 - $182,881) in stock-based compensation charges which is a result of previously granted stock options which vested during the period. The increase in loss of $458,529 in the three month period of the current year was due to a combination of factors discussed below.

Exploration expenditures of $877,567 incurred in the current period compared to $405,701 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to more funding being available in the current period compared with the comparative period of the prior year and an increase in stock-based compensation charges of $9,845 in the current period compared to $4,549 in the prior period.

Insurance expenses increased to $47,597 (2016 - $30,918) mainly due to increased insurance premiums as the Company increased its Directors and Officers Liability coverage during the current period compared with the comparative period of the prior year.

Investor relations expenses increased to $224,332 (2016 - $206,153) due to decreased stock-based compensation charges of $17,688 during the current period compared to $20,156 in the prior period offset by an increase of $20,647 in investor relations-related travel, and advertising and marketing during the current period compared with the comparative period of the prior year due to the Company’s efforts to secure additional financing.

Travel expenses increased to $23,097 (2016 - $11,075) due to more conferences attended during the current period as part of the Company’s effort to secure additional financing.

Wages and benefits decreased to $482,674 (2016 - $572,979) mainly due to a decrease in stock-based compensation charges of $43,427 in the current period compared to $58,973 in the prior period and a decrease of $74,759 in wages and benefits in the current period mainly as a result of the departure of the former President in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $92 (2016 - $1,832), consulting fees of $164,869 (2015 - $193,492), depreciation expenses of $5,537 (2016 - $6,831), office expenses of $27,818 (2016 - $35,161), professional fees of $82,433 (2015 - $89,826), regulatory expenses of $35,954 (2016 - $41,901), and rent expenses of $27,961 (2016 – $32,128).

Other items amounted to an income of $4,664 compared to an income of $91,259 in the prior period. This was mainly due to a gain on sale of the Company’s interest in the LMS property of $66,669 in the comparative period of the prior year. There was a decrease in foreign exchange to a loss of $1,065 (2016 - gain of $22,573), which is the result of factors outside of the Company’s control and an increase in interest income of $5,729 (2016 - $2,017) as a result of less investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $2,981,212 as at February 28, 2017 compared to $4,783,519 as at May 31, 2016. The change in cash position was the net result of $4,416,651 used for operating activities, $7,739 used on property and equipment, $66,876 used on capitalized acquisition costs, $2,683,446 received from the private placement of common shares in July of 2016 (net of share issuance costs) and exercise of stock options during the nine months ended February 28, 2017.

As at February 28, 2017, the Company had working capital of $3,002,430 compared to working capital of $4,742,321 as at May 31, 2016. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be insufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until May 31, 2019. Following May 31, 2019, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2020. The Company’s current anticipated operating expenses are $942,000 until May 31, 2017 and $3,630,000 until February 28, 2018. The Company’s anticipated monthly burn rate averages approximately $314,000 for March to May 2017, where approximately $177,000 is for administrative purposes and approximately $137,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From March 2017 to February 2018, the Company’s anticipated monthly burn rate averages approximately $302,000, of which $235,000 is for administrative purposes and approximately $67,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of September 2019 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP on its currently anticipated scheduling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of February 28, 2017, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of February 28, 2017, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended February 28, 2017 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Repurchase of Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine months period ended February 28, 2017, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at February 28, 2017 and May 31, 2016, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Nine Months ended February 28, 2017 and February 29, 2016, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2017 and February 29, 2016, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Nine Months Ended February 28, 2017, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: April 11, 2017

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 11, 2017

