Form 10-K
period 2017-05-31
Corvus Gold Inc.
filed 2017-06-30
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2017
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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $40,168,119

As of June 29, 2017, the registrant had 93,369,582 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference into this report. See Part III.

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

3

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;

•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP;

•	the Company’s estimates of the quality and quantity of the mineral resources at its mineral property;

•	the timing and cost of planned exploration programs of the Company and its joint venture partners (as applicable), and the timing of the receipt of results therefrom;

•	the Company’s future cash requirements and use of proceeds of sales of none-core assets;

•	general business and economic conditions;

•	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations;

•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;

•	the potential for the existence or location of additional high-grade veins at the NBP, or high-grade mineralization at the Mother Lode Property;

•	the potential to expand the high grade gold and silver at the YellowJacket target, the potential to expand the higher grade bulk tonnage at the Sierra Blanca target, at the NBP, and at the Mother Lode Property;

•	the potential for any delineation of higher grade mineralization at the NBP or Mother Lode Property;

•	the potential for there to be one or more additional vein zone(s) to the west and northeast of the current YellowJacket high grade zone;

•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;

•	the potential for the NBP or the Mother Lode mineralization systems to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery; and

•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•	our requirement of significant additional capital;
•	our limited operating history;
•	our history of losses;
•	cost increases for our exploration and, if warranted, development projects;
•	our Properties being in the exploration stage;
•	mineral exploration and production activities;
•	our lack of mineral production from our Properties;
•	estimates of mineral resources;
•	changes in mineral resource estimates;
•	differences in United States and Canadian mineral reserve and mineral resource reporting;
•	our exploration activities being unsuccessful;
•	fluctuations in gold, silver and other metal prices;
•	our ability to obtain permits and licenses for production;
•	government and environmental regulations that may increase our costs of doing business or restrict our operations;
•	proposed legislation that may significantly affect the mining industry;
•	land reclamation requirements;
•	competition in the mining industry;
4

•	equipment and supply shortages;
•	current and future joint ventures and partnerships;
•	our ability to attract qualified management;
•	the ability to enforce judgment against certain of our Directors;
•	currency fluctuations;
•	claims on the title to our Properties;
•	surface access on our Properties;
•	potential future litigation;
•	our lack of insurance covering all our operations;
•	our status as a “passive foreign investment company” under US federal tax code; and
•	the Common Shares.

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

5

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
“executive officer”

When used in relation to any issuer (including the Company) means an individual who is:

(a)    a chair, vice chair or president;

(b)   a vice-president in charge of a principal business unit, division or function, including sales, finance or production; or

(c)    performing a policy-making function in respect of the issuer

“g/t”	Grams per metric tonne
“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“heap leaching”	A method of recovering minerals from ore whereby crushed rock is stacked on a non-porous liner and an appropriate chemical solution is sprayed on the top of the pile (the “heap”) and allowed to percolate down through the crushed rock, dissolving the desired minerals(s) as it does so. The chemical solution is then collected from the base of the heap and is treated to remove the dissolved mineral(s)
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
6

“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“ITH”	International Tower Hill Mines Ltd., a company subsisting under the laws of British Columbia
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“Moz”	Million ounces
“mineral reserve”	The economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of modifying factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. Under NI 43-101 standards, the public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated, and Inferred Resources and Proven and Probable Reserves above.
“mineral resource”	A mineral resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. Material of economic interest refers to diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. The term mineral resource covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which mineral reserves may subsequently be defined by the consideration and application of modifying factors. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated, and Inferred Resources and Proven and Probable Reserves above.
“mineralization”	The concentration of metals and their chemical compounds within a body of rock
“modifying factors”	Considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors
“Mother Lode”	The Mother Lode Property in Nevada held by Corvus Nevada, as more particularly described under “Properties”
“National Instrument 43-101”/ “NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NBP”	The North Bullfrog Project in Nevada held by Corvus Nevada, as more particularly described under “Properties”
“NSR”	Net smelter return
“Properties”	The North Bullfrog Project in Nevada and the Mother Lode Property in Nevada
“Raven Gold”	Raven Gold Alaska Inc., a wholly owned subsidiary of Corvus USA subsisting under the laws of Alaska
“SEC”	United States Securities and Exchange Commission
7

“SoN”	SoN Land and Water, LLC, a limited liability company subsisting under the laws of Nevada, of which Corvus Nevada is the sole member
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“TSX”	Toronto Stock Exchange
“Exchange Act”	The United States Securities Exchange Act of 1934, as amended
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheetlike form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
SEC Industry Guide 7 Definitions:
exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage
development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study
mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction
probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation
production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product
proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established
reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. “Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing. A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined

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

	Year Ended May 31
Canadian Dollars to U.S. Dollars	2017	2016	2015
Rate at end of period	0.7407	0.7634	0.8022
Average rate for period	0.7559	0.7567	0.8617
High for period	0.7877	0.8191	0.9404
Low for period	0.7276	0.6854	0.7811

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.404686
Feet	Metres	0.30480
Miles	Kilometres	1.609344
Tons	Tonnes	0.907185
Ounces (troy)/ton	Grams/Tonne	34.2857

1 mile = 1.609 kilometres 1 acre = 0.405 hectares 2,204.62 pounds = 1 metric ton = 1 tonne	2000 pounds (1 short ton) = 0.907 tonnes 1 ounce (troy) = 31.103 grams 1 ounce (troy)/ton = 34.2857 grams/tonne

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

We are a reporting issuer in the Canadian Provinces of British Columbia, Alberta and Ontario and the Common Shares are listed for trading on the TSX under the trading symbol “KOR” and are quoted for trading on the OTCQX under the symbol “CORVF”.

Our head office is located at Suite 1750 – 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8, and our registered and records office is located at Suite 2200, HSBC Building, 885 West Georgia Street, Vancouver, British Columbia V6C 3E8.

We are a mineral exploration company engaged in the acquisition, exploration and development of mineral properties. We currently hold or have the right to acquire interests in the NBP and the Mother Lode Property in Nevada. We are in the exploration stage as our Properties have not yet reached commercial production and our Properties are not beyond the preliminary exploration stage. All work presently planned by us is directed at defining mineralization and increasing understanding of the characteristics of, and economics of, that mineralization.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of May 31, 2017, being the last day of our last fiscal year.

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

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A (a) and (b) of the Exchange Act. Such sections are provided below:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management's assessment of its internal controls.

•	Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Exchange Act, we may however determine to voluntarily comply with such requirements in our discretion.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Nevada, U.S.A. We reported no material revenues during 2017 and 2016.

Intercorporate Relationships

We have five material subsidiaries:

(a)	Corvus Nevada, a corporation incorporated in Nevada on April 9, 2007, which holds all of our properties in Nevada and is 100% owned by Corvus USA;

(b)	Raven Gold, a corporation incorporated in Alaska on July 2, 2009, which held all of our properties in Alaska and will hold any future properties in Alaska and is 100% owned by Corvus USA;

(c)	SoN Land & Water, LLC, a limited liability company incorporated in Nevada on July 25, 2013, of which Corvus Nevada is the sole member; and

(d)	Corvus USA, a corporation incorporated in Nevada on February 25, 2013, which holds all of the shares of Corvus Nevada and Raven Gold and is 100% owned by Corvus.

(e)	Mother Lode Mining Company, a limited liability company incorporated in Nevada on March 14, 2014 of which Corvus Nevada is the sole member.

The following corporate chart sets forth all of our material subsidiaries:

Recent Corporate History

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

We also received from ITH a 100% interest in the NBP, which is Corvus’ sole material mineral property and the primary focus of our exploration activities. Since the acquisition of the NBP from ITH, we have expanded the NBP by entering into additional leases of patented lode mining claims and staking additional unpatented lode mining claims.

In June 2017, Corvus acquired 100% of the Mother Lode Property from Goldcorp USA, Inc. and staked two additional adjacent claim blocks to the Mother Lode Property. The Mother Lode Property is in close proximity to Corvus Gold’s NBP with potential as a large satellite operation. The Company does not consider the Mother Lode Property to be a material property to the Company.

Business Operations

Summary

We currently hold, or have rights to acquire, interests in two mineral properties in Nevada, USA, the NBP and the Mother Lode Property. The Company’s objective with respect to such Properties are to evaluate the potential of the Properties and to determine if spending additional funds is warranted (in which case, an appropriate program to advance the Properties to the next decision point will be formulated and, depending upon available funds, implemented by us) or not (in which case the Properties may be returned by us to the optionor/lessor or, in respect of properties in which we are earning an interest, be returned to the optionor thereof). Our present focus is on the exploration and, if warranted, development of the NBP, located 15 kilometres north of Beatty, Nevada, and the Mother Lode Property, located in the Bare Mountain District, approximately 10 kilometres from the NBP. Corvus also staked two additional claim blocks, the MN claim group, to the northwest of the Mother Lode claims, and the ME claim group, to the east of the Mother Lode claims. The progress on, and results of, the work programs on our material mineral property is set out under Part I, Item 2, Properties in this Annual Report. We continue to assess additional mineral property acquisitions but do not presently contemplate entering into any such agreements, other than in connection with the NBP and the Mother Lode Property.

We are in the exploration stage and do not mine, produce or sell any mineral products at this time. With respect to the NBP, our present preliminary studies indicate that any production would be through a combination of heap leaching some of the mineralization (and treatment of the leaching solution to recover gold and silver) and processing other portions of the mineralization through a gravity concentration-cyanide leach milling process. We intend to initiate an exploration and, if warranted, a resource development program at the Mother Lode Property in the summer of 2017.

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

Nevada

In Nevada, initial stage surface exploration does not require any permits. Notice-level exploration permits (less than 5 acres of disturbance) are required (through the BLM) for the NBP to allow for drilling. More extensive disturbance required the application for a receipt of a “Plan of Operations” from the BLM. In May 2013, Corvus obtained an amended Plan of Operations allowing 100 acres of surface disturbance in the public lands portion of the NBP, which is considered sufficient by us for our currently proposed 2016-2017 drilling and characterization program. We also applied for, and received in August 2013, a Notice of Intent for disturbance of an additional 1.3 acres outside the currently defined NBP area in order to allow us to drill water monitor wells and geotechnical soil investigations outside the NBP area. This Notice of Intent has been reviewed and extended until May 9, 2019 by BLM. In June of 2015, the Company applied for, and received a Notice of Intent which allowed an additional 2.1 acres of disturbance for exploration of the Eastern Steam-heated Alteration zone, outside of the NBP permit area. On December 7, 2015, a decision allowing the increase in disturbance area to 4.8 acres in the Eastern Steam-heated Alteration zone was received from BLM. As of May 31, 2017, the Company had posted with the BLM, as security for the reclamation obligations, a Surety Bond of US$362,597. In general, exploration activities in Nevada can be carried out on a year-round basis. Mining is conducted in Nevada on a year round basis, both open pit and underground.

In Nevada, we are also required to post bonds with the State of Nevada to secure our environmental and reclamation obligations on private land, with amount of such bonds reflecting the level of rehabilitation anticipated by the then proposed activities. As at May 31, 2017, the Company had posted with Nevada Division of Minerals in the State of Nevada, as security for these reclamation obligations, a Surety Bond of US$209,070.

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

Key Personnel

As at June 29, 2017, we have 2 full time employees and a part-time consultant. Our operations are managed by our officers with oversight by the Directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years:

Year	High	Low	Average
	US$	US$	US$
2012	1,792	1,540	1,669
2013	1,693	1,192	1,411
2014	1,385	1,142	1,267
2015	1,296	1,049	1,160
2016	1,366	1,077	1,251

Data Source: www.kitco.com

Seasonality

The NBP and the Mother Lode Property are not subject to material restrictions on our operations due to seasonality.

Available Information

We make available, free of charge, on or through our Internet website, at www.corvusgold.com, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

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

We will be required to expend significant funds to determine if proven and probable mineral reserves exist at our Properties, to continue exploration and if warranted, develop our existing Properties and to identify and acquire additional properties to diversify our Properties portfolio. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from some of these investments if we are unable to identify commercially exploitable mineralized material.

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

Since our inception we have had no revenue from operations. We have no history of producing metals from any of our properties. Our Properties are exploration stage Properties. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

•	$(6,730,817) for the year ended May 31, 2017; and

•	$(7,004,710) for the year ended May 31, 2016.

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

We anticipate that costs at our projects and Properties that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the body. In addition, costs are affected by the price of commodities such as fuel, steel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

Risks Related to Mining and Exploration

Our NBP and the Mother Lode Property are in the exploration stage.

The NBP has estimated mineral resources identified, but there has not been a mineral reserve estimation in accordance with NI 43-101 or SEC Industry Guide 7. Estimates of gold mineralization at the Mother Lode Property are available in historical data obtained during the property purchase, but verification those data still needs to be performed, before it can then provide the basis of a resources estimate. There is no assurance that we can establish the existence of any mineral reserves on the NBP or the Mother Lode Property in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

We have not established that our NBP or Mother Lode Property contains any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our mineral Properties do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on our Properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

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

We have no history of producing metals from our current mineral Properties. We do not produce gold or silver and do not currently generate operating earnings. While we seek to move our project and Properties into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

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

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineral resources/reserves within the earth using statistical sampling techniques. Estimates of mineral resource/reserve on our Properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our Properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineral resources/reserves. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

As we have not completed feasibility studies on our NBP or Mother Lode Property and have not commenced actual production, mineral resource estimates may require adjustments or downward revisions. In addition, the grade ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The mineral resource estimates contained in this Annual Report have been determined based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold or silver may render portions of our mineralization and resource estimates uneconomic and result in reduced reported mineralization or adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our Properties

There are differences in U.S. and Canadian practices for reporting reserves and resources.

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

The potential for profitability of our operations, the value of our Properties, the market price of the Common Shares and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold and silver. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and/or silver may prevent our Properties from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold and silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

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

We may enter into joint ventures or partnership arrangements with other parties in relation to the exploration, development and production of a certain portion of the NBP and the Mother Lode Property in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

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

Our Properties are located in the United States and most costs associated with this property are paid in U.S. dollars. There can be significant swings in the exchange rate between the U.S. and Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

Title to our properties may be subject to other claims, which could affect our Properties rights and claims.

There are risks that title to our property may be challenged or impugned. Our current Properties are located in Nevada and may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of our Properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the our Properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

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

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended May 31, 2017, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the shareholder makes a timely and effective "qualified electing fund" election (“QEF Election”) or a "mark-to-market" election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below under the heading “Certain United States Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Shares.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Although as of May 31, 2017, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

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

In the last 12 months, the price of our stock on the TSX has ranged from a low of $0.50 to a high of $1.38. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to resell any Common Shares you acquire at a desired price.

We have never paid dividends on the Common Shares.

We have not paid dividends on the Common Shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends with respect to the Common Shares will depend on our ability to successfully develop our NBP and Mother Lode Property and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends on Common Shares will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of the Board.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per Common Share if we issue additional employee/Director/consultant options or if we sell additional Common Shares to finance our operations.

In order to further expand the Company’s operations and meet our objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale of and issuance of additional Common Shares, including, but not limited to, raising funds to explore the NBP and the Mother Lode Property. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we will likely also need to issue additional Common Shares to finance future acquisitions, growth and/or additional exploration programs of our NBP and Mother Lode Property or to acquire additional properties. We will also in the future grant to some or all of our Directors, officers, and key employees and/or consultants options to purchase Common Shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional Common Shares will, cause our existing shareholders to experience dilution of their ownership interests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

North Bullfrog Project, Nevada

Our principal mineral property is the NBP (Figure 1), a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 15 km north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. A NI 43-101 technical report entitled “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project Bullfrog Mining District, Nye County, Nevada” with an effective date of June 16, 2015, as amended and restated on May 18, 2016 (the “Technical Report”) is available on SEDAR. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding mineral resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Property Description and Location

North Bullfrog Project

The NBP is located in the Bullfrog Hills of northwestern Nye County, Nevada (Figure 2). The NBP covers about 7,223 hectares of patented and unpatented mining claims in Sections 20, 21, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 11, 12, 13, and 14 of T11S, R46E; section 31 of T10S, R47E; and sections 6, 9, 15, 16, and 17 T11S, R47E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode mining claims (Figure 2). Corvus Nevada owns an additional 5 patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sarcobatus hydrographic basin.

Figure 1: Property Map showing the Location of the North Bullfrog Project and Mother Lode Property, blue outline shows the North Bullfrog Project and the green outline shows the Mother Lode Property

Figure 2: Property Map of the North Bullfrog Project, Blue outline shows the NBP Federal claims boundary and red outlines are the Leased Private Land

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

Table 1: Summary of Lease Obligations that are part of the North Bullfrog Project

Party	Area	Claims/Acres	Next Payment	Property Taxes	NSR	Signing Date
Gregory	North Pioneer	1/8.2	$3,600	none	2%	6/16/2006
Wylie[1]	Savage	3/45.7	$8,600	none	2%	5/22/2006
Kolo Corp	Jolly Jane & Yellow Rose	4/81.7	$6,000	$258	3%	5/8/2006
Milliken	Pioneer	3/24.5	$5,400	none	2%	5/8/2006
Pritchard	Pioneer	12/203.0	$20,000	none	4%	5/16/2006
Lunar Landing LLC	Connection	12/195.0	$16,200	$207	4%	10/27/2008
Lunar Landing LLC	Sunflower	3/59.2	$5,000	$180	4%	3/30/2015
Greenspun (2)	Mayflower	11/183.1	$10,000[1]	$214	4%	12/1/2007
Sussman	Jolly Jane	2/37.4	$30,000	$113	2%	3/1/2011
Total	-	51/748.7	$104,800	$972	-	-

(1)	Original title transferred from Hall to Wylie due to death in the family
(2)	Plus 50,000 shares of ITH and 25,000 Common Shares

Corvus has added an additional 808 federal unpatented lode mining claims which were staked in 2012, and added an additional 57 federal unpatented lode mining claims which were staked in late 2014.

The Gregory, Hall, Kolo Corp., Milliken and Pritchard leases contain provisions for extension of the lease beyond the initial term, as long as active exploration or mining activities are maintained by the Company. The leases are now extended annually under this provision.

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

On regulatory acceptance - US$5,000 and 25,000 ITH shares

Each of first – fourth anniversaries, US$5,000 and 20,000 ITH shares

Each of fifth – ninth anniversaries, US$10,000, 50,000 ITH shares and 25,000 Common Shares

Work Commitments: Excess Expenditures in Any Year Can Be Carried Forward, or if under Spent the Unspent Portion Paid to Greenspun Group
Years 1-3 US$100,000 each year the lease is in effect Years 4-6 US$200,000 each year the lease is in effect Years 7-10 US$300,000 each year the lease is in effect
Retained Royalty: Production Sliding Scale Net Smelter Return Based on Price of Gold Each Quarter
2% if gold is less than US$400 per ounce 3% if gold is between US$401 and US$500 per ounce 4% if gold is more than US$500 per ounce
Advance Minimum Royalty Payments (if not in commercial production by the tenth anniversary, in order to extend lease for an additional three years)
Years 11-13 US$100,000 each year the lease is in effect and commercial production has not been achieved
Purchase Option:

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

Sarcobatus Property

In December 2013, SoN Land and Water LLC, wholly owned by Corvus Nevada, completed the purchase of an 160 hectare fee simple parcel of land approximately 30 km north of the NBP which carries with it 1,600 acre feet of irrigation water rights within the Sarcobatus Flats water basin. The cost of the land and associated water rights was US $1,034,626. The Company has registered the purchase of water rights with the Nevada State Engineer (“NSE”) and will make application to the NSE to temporarily move the production point to the NBP, and change the application to mining. The water right requires annual renewal and has currently been extended through June 11, 2017.

Other property considerations

All of the unpatented lode mining claims are on U.S. public land administered by the BLM. These claims give Corvus the right to explore for and mine minerals which include the metals gold and silver, subject to the necessary permits. The current exploration permits from BLM and NDEP allow Corvus surface access, maintenance of roads, drilling and sampling, and a defined amount of accompanying surface disturbance. The unpatented lode mining claims require payment of yearly maintenance fees to the BLM and Nye County (recording fees) of an aggregate of $144,459 (estimated for 2017). Annual property taxes to be paid by Corvus for some of the properties under the original six Redstar leases and subsequent leases are tabulated in Table 1.

The unpatented lode claims at the Mother Lode Property required payment of yearly maintenance fees to BLM and Nye County (recording fees) of an aggregate $16,323 (estimated for 2017).

Current exploration activities are covered by a Plan of Operations (NVN-83002) with the BLM. Two exploration Plans of Operation are in place with the Nevada Department of Environmental Protection (“NDEP”) (NDEP#0280 and #0290) that fulfill the State of Nevada permitting obligations on private and public lands, respectively. Additional exploration activities are covered by two Notices of Intent (NOI) with the BLM. Those NOIs (N-92210 and N-93906) have temporary terms renewable every 2 years, and currently extend to 2019. Reclamation bonds, related to environmental liabilities to which the NBP is subject, are in place to cover activities on the property. Corvus’ reclamation liabilities are covered by surety bonds issued by Lexon Insurance Company in the amount of $362,597 for 84.4 acres of disturbance on public land with the BLM and $209,070 for 25.4 acres of disturbance on private land with NDEP.

Accessibility, Physiography, Climate and Infrastructure at NBP

The NBP is accessible by a two and one half hour (209 km, 130 mile) drive north of Las Vegas, Nevada along US Highway 95. US 95 is the major transportation route between Las Vegas, Reno Nevada and Boise Idaho. Las Vegas is serviced by a major international airport. The property lies immediately to the west and to the east of the highway. Beatty, Nevada is the closest town to the property with a population of about 1,100 and contains most basic services. The nearest major supply point that would support a major mining related activity is Las Vegas, Nevada about 160 km to the southeast. There are several accessible old mine workings. Access around both Properties is by a series of reasonably good gravel and dirt roads that extend to most of the important exploration areas.

The property is in Western Nevada’s high desert, which receives about 15 cm of precipitation per year, mostly as modest snow fall in the winter and thunderstorms in the summer. The average daily temperature (°F) varies from a low of 40 in January to a high of 80 in July. The hills at the NBP are covered with sparse low brush including creosote, four-wing saltbush, rabbit brush and Nevada ephedra. The property is in the Basin and Range province, but the local topographic relief is only a few hundred feet. Most of the areas at the property are characterized by low hills separated by modest width valleys.

There are currently no other structures or infrastructure on the NBP. Major mining and construction equipment sales and service are readily available throughout Nevada; however, most major mining operations are located in the northern part of the state and are serviced from the cities of Reno and Elko. Human resources are readily available within the community of Beatty and historically provided a substantial portion of the workforce for the Bullfrog Mine, which operated between 1989 and 1998 as both an open pit and underground gold mining operation. Pahrump, approximately 110 km to the southeast of Beatty, is a larger community with a population of 36,000. Pahrump is a local regional center, with a hospital and emergency medical services, a college campus with technical training for industrial support and expanded service sectors.

Electrical power is provided to the immediate area of the NBP by the Valley Electric Association, Inc. (“VEA”), which is headquartered in Pahrump. A 25 kV line runs north from Beatty, NV along Highway 95. VEA began upgrading its existing electrical facilities, on the eastern portion of the NBP, in mid-2013. The upgrade has a separate circuit of 15 Mw capacity and will accommodate the presently anticipated future demand from the property. We anticipate that adequate power will be available for all proposed future mining operations at the property. The Company contributed US $28,500 for the line upgrade. Two electrical feeder lines run west from the main line, one to the perimeter of the NBP to power an aggregate crushing plant operating in the southern portion of NBP and a second that traverses the NBP to power a centrally located microwave station and the Company’s weather station which has been installed on Corvus controlled patented mining claims near Mayflower.

Water resources for a mining project at NBP must be obtained from the ground water. There appears to be sufficient resources in the ground water basins at the NBP, and the Company has registered the water rights purchased in Sarcobatus with the NSE. The Company will make application to convert the water rights to a temporary mining use, and to transfer the point of extraction to the NBP. Water wells, booster stations, and pipelines would be developed to provide water to the mine, process facilities, and ancillary structures. The current plan would be to drill several wells northwest of the heap leach pad and install a fresh water line from the well fields to the process plant. The first phase of the hydrologic characterization program was completed during the 2013 drill program, which successfully identified a potential water production well site in the Sarcobatus Flats (Nevada State Water Basin 146) within the northwest portion of the NBP.

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

Zircon dating shows that the entire sequence from Pioneer Formation through the Savage Dacite was deposited between 16.1Ma and 14.4Ma, making it among the oldest volcanic in the region.

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

1)	Sierra Blanca Mineralization

Mineralization at Sierra Blanca can be classified into six different styles:

•	Disseminated gold mineralization associated with pervasive silica adularia and sulphidation of iron (ubiquitous at Sierra Blanca );
•	Gold associated with fault controlled suphidation (NE30, NE50, NE60 Faults);
•	Gold associated with quartz veining;
•	Continuous quartz vein and associated stockworks (Josh vein at YellowJacket);
•	Localized quartz veins and stockworks (numerous zones);
•	Sulphide veining with gold and tellurium mineralization (Air Track Hill).

Pervasive disseminated mineralization occurs in the Pioneer Formation and Sierra Blanca Tuff over virtually the entire area at Sierra Blanca at 0.2-0.3 g/t gold grade. Oxidation of this mineralization extends locally to 200m and is associated with good cyanide leach metallurgical recovery. Fault hosted mineralization has been encountered in numerous locations (NS10, E30, NE40, NE50, NE60 and Savage Faults) with consistently higher gold grade (1-17 g/t) than the disseminated mineralization. Where oxidized, the fault zones respond well to cyanide leaching.

Quartz vein and stockwork mineralization occurs primarily in the YellowJacket deposit, a generally NW striking structural corridor along the eastern side of Sierra Blanca. The gold–bearing quartz vein and stockwork zones are generally gray translucent quartz with native gold and electrum, and varying amounts of acanthite or other silver sulphosalts. Metallurgical testing indicates high gold and silver recovery with cyanide leaching, both above and below the oxidation horizon.

The pervasive disseminated mineralization at Sierra Blanca and the Josh vein and stockwork mineralization at YellowJacket comprise approximately 84% of the gold resource at NBP.

2)	Jolly Jane Mineralization

Jolly Jane is located in the middle of NBP and virtually all of the geological elements common to NBP are found there. Disseminated mineralization occurs within the Sierra Blanc Tuff, which is thinner, approximately 70 m as compared to a thickness of >160 m at Sierra Blanca. The mineralized Sierra Blanca Tuff is preserved a horst between the West Jolly Jane Fault and the East Jolly Jane Fault. Gold grade is similar to Sierra Blanca disseminated mineralization with slightly lower cyanide leach recovery.

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

Historical Exploration Work

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

Corvus Exploration Work

Recent NBP Exploration Work 2016-2017

The Company performed District wide exploration to assess the potential for further high-grade vein systems similar to the YellowJacket discovery, to extend the mineralization around the Sierra Blanca and YellowJacket resources and to assess the potential of other structural targets throughout the property. Drilling exploration was performed in two phases, with the first phase in April – July 2016 completing 20 RC drill holes for 6,257 m of drilling. The second phase of drilling was performed from September 2016 – April 2017 and completed 44 holes with 11,279 m of drilling.

The drilling tested mineralization in the new Western Zone (Figure 4) which is comprised of the previously named NW Sierra Blanca and Swale targets, and the Liberator Zone. These two zones border the Sierra Blanca and YellowJacket resources to the northwest (Western Zone) and northeast (Liberator Zone). Additional scout drilling and surface sampling investigated structural targets at North Jolly Jane, Savage Deep, East Savage Vein, Jim Dandy, West Connection and Cat Hill, which comprised a Phase I District “New Discovery” Program.

Figure 4: Map of 2016-2017 exploration targets, North Bullfrog project, Nevada

Target Reviews

Western Zone

The new Western Zone, which is a combination of the previously described NW Sierra Blanca and Swale targets, lies immediately west of the Company’s Sierra Blanca-YellowJacket resource (Figure 4). The mineralization intersected in the Western Zone is controlled by a large northeast trending structural zone which can be tracked for a strike length of nearly 1.5 kilometres. This zone hosts disseminated and stockwork related higher grade gold mineralization along its length. Mineralization at the Western Zone is associated with distinct highly altered dikes intruding the Sierra Blanca Tuff.

Liberator

The Liberator Zone is parallel to the YellowJacket deposit and has about the same strike length at nearly one kilometre. Although the Liberator and YellowJacket structural zones are parallel they dip in opposite directions with the YellowJacket dipping to the west and the Liberator dipping to the east, which led to the Liberator not being effectively tested in the past during the east directed YellowJacket drilling programs. The new Liberator discovery like the YellowJacket has returned drill intersections of shallow, higher grade gold mineralization. In addition, the Liberator also hosts broad zones of lower grade mineralization highlighting the extensive fluid flow of gold and silver rich solutions in a large structural

North Jolly Jane

The higher-grade zones in the North Jolly Jane target area are related to stockwork quartz veining along the West Jolly Jane fault zone and appear to be increasing as the drill program steps out to the north. The large District scale, West Jolly Jane Fault intersects another northeast trending District scale structural zone. In addition to structurally controlled higher grade mineralization, the North Jolly Jane target area has potential to develop a large new deposit of higher grade (twice the current grade) heap leach material that could enhance the project economics and production plan.

Cat Hill

The Cat Hill target hosts a large deeply oxidized low-grade gold system. Results to date have intersected widths and grades above cutoff for run of mine oxide material over a broad area but have yet to intersect mill grade material. The size of the mineralized system at Cat Hill is encouraging and further work is needed to identify the feeder structures for this system.

Savage Deep, East Savage Vein and Jim Dandy

Structural targets have been identified at the Savage Deep, East Savage Vein and Jim Dandy areas of NBP. Two to three holes were allocated to each of the targets to confirm geologic interpretations and to test for the presence of gold mineralization along the structures. Results indicate wide spread low-grade mineralization which is favorable for the presents of higher grade vein type systems.

Western Zone

The mineralization intersected in the Western Zone is controlled by a large northeast trending structural zone which can be tracked for a strike length of nearly 1.5 kilometres. Drilling to date has tested about ½ the length of the Western Zone structural extent. The zone contains two discreet fault zones that host higher grade mineralization and display good continuity along strike. These zones have been intersected from near surface down to a vertical depth of about 150 metres which is the depth of the currently designed pit to the east. The holes drilled in the 2016-2017 program are plotted in Figure 5, which also shows the surface projection of the Western Zone and the Liberator with respect to the YellowJacket Zone.

Additional potential exists for one or more zones to develop to the west of the current drill area as illustrated in prior hole NB-17-329 (NR17-2, February 23, 2017) with 38.1m @ 0.97 g/t gold from a new zone. In addition, exploration in 2014 tested a structural target some 300 metres west of the Western Zone and outlined a small higher grade resource whose expansion potential has yet to be followed up.

At the north end of the NE trending Western Zone at the intersection with the YellowJacket and Liberator systems, a large rhyolite intrusive body occurs covering an area of one kilometre by half a kilometre. This rhyolite body hosts broad zones of low-grade gold mineralization, as well as structurally controlled higher grade mineralization near the margins. This rhyolite body may have an important genetic relationship to the larger North Bullfrog gold system and important implication for deep targets below the current gold deposit. There is strongly elevated molybdenum (100-2800 ppm), uranium and zinc associated with gold mineralization within and adjacent to the rhyolite dome feature (Figure 6). The alteration and mineralization of the rhyolite body is characteristic of a high-level porphyry environment with potential at depth. Phase I and II drilling results are tabulated for all holes in the Western Zone in Table 3.

Figure 5: Map showing location of the Western Zone-Liberator Zone and YellowJacket-Sierra Blanca Pit outline.

Figure 6: Map of elevated Molybdenum and Rhyolite intrusive at the north end of Sierra Blanca-YellowJacket Deposit, North Bullfrog Project

Table 3: Drill Results from the Western Zone

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the true orientation in space.)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-293	97.54	103.63	6.09	0.19	0.42
AZ 130 dip -50	143.26	208.79	65.53	0.21	0.79
				hole ended in mineralization

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-294	64.01	68.58	4.57	0.20	1.20
AZ 130 dip -60	102.11	213.36	111.25	0.23	1.31
inc	121.92	132.59	10.67	0.63	3.13

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-295		74.68	161.54	86.86	0.53	1.21
AZ 090 dip -50	inc	74.68	99.06	24.38	0.80	1.50
inc		103.63	106.68	3.05	0.58	0.97
inc		121.92	146.3	24.38	0.60	1.31
		166.12	169.16	3.04	0.17	0.33
		201.17	204.22	3.05	0.42	0.42

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-296		65.53	150.88	85.35	0.55	1.36
AZ 125 dip -50	inc	73.15	106.68	33.53	0.82	2.08

inc	120.4	124.97	4.57	0.71	1.09
inc	131.06	132.59	1.53	0.58	1.69
inc	141.73	143.26	1.53	0.50	0.60
	156.97	163.07	6.1	0.13	0.31
	205.74	208.79	3.05	0.22	0.45

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-297		99.06	208.79	109.73	0.35	1.62
AZ 085 dip -60	inc	108.2	124.97	16.77	0.65	1.92
inc		129.54	131.06	1.52	0.58	0.82
inc		137.16	141.73	4.57	1.37	14.69
inc		193.55	195.07	1.52	0.57	1.11

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-298		92.96	155.45	62.49	0.76	1.49
AZ 085 dip -60	inc	121.92	144.78	22.86	1.69	2.64
					hole ended in mineralization

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-309	239.27	259.08	19.81	0.19	0.61
AZ 087 dip-60	263.65	329.18	65.53	0.40	0.67
inc	280.42	281.94	1.52	0.58	0.34
inc	294.13	304.8	10.67	0.69	0.96
inc	309.37	313.94	4.57	0.65	1.60
	339.85	352.04	12.19	0.14	0.55
	356.62	365.76	9.14	0.13	0.44
				hole ended in mineralization

NB-16-310	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 085 dip -55	100.58	164.59	64.01	0.49	1.48
inc	108.2	109.73	1.52	0.67	2.75
inc	132.59	140.21	7.62	0.61	1.05
inc	149.35	163.07	13.72	1.18	2.22
	214.88	220.98	6.1	0.20	0.39
	227.08	294.13	67.05	0.24	0.96
inc	275.84	277.37	1.52	0.82	0.75
inc	289.56	292.61	3.05	0.61	1.09
				hole ended in mineralization

NB-16-311	No significant results
AZ 080 dip -50

NB-16-312	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 055 dip -45	137.16	240.79	103.63	0.24	0.68
inc	138.68	143.26	4.58	1.08	1.87

inc	152.4	153.92	1.52	0.53	1.03
inc	227.08	228.6	1.52	0.58	1.21
	266.7	335.28	68.58	0.31	0.71
inc	272.8	278.89	6.09	1.20	1.28
inc	323.09	324.61	1.52	0.55	1.22
	339.85	358.14	18.29	0.16	0.41
	364.24	371.86	7.62	0.17	0.36
				hole ended in mineralization

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-313		57.91	73.15	15.24	0.34	2.6
AZ 090 dip-50	inc	57.91	59.44	1.52	1.88	12.0
		80.77	99.06	18.29	0.20	1.0
		108.2	256.03	147.83	0.29	1.0
inc		143.26	144.78	1.52	5.22	2.9
					*hole ended in mineralization

NB-16-314	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 085 dip -55	131.06	301.75	170.69	0.60	1.9
inc	132.59	138.68	6.09	2.80	4.7
inc	227.08	237.74	10.66	2.41	9.7
inc	252.98	286.51	33.53	0.86	1.9
* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal vein calculated @ 1.0 g/t Au cutoff

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-323		70.1	135.64	65.54	0.64	1.11
AZ 85 dip -75	inc	73.15	91.44	18.29	0.91	1.57
inc		114.3	131.06	16.76	0.98	0.92

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-324		106.68	112.78	6.1	0.70	0.30
AZ 135 dip -50	inc	108.2	111.25	3.05	1.17	0.38
		147.83	195.07	47.24	0.16	0.32
		225.55	242.32	16.77	0.18	0.42
		248.41	252.98	4.57	0.12	0.56
		262.13	291.08	28.95	0.24	1.06
		318.52	332.23	13.71	0.18	0.88

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-325		120.4	228.6	108.2	0.41	0.81
AZ 85 dip -55	inc	140.21	144.78	4.57	0.61	0.87
inc		152.4	153.92	1.52	0.51	1.06
inc		179.83	185.93	6.1	0.69	0.79
inc		192.02	211.84	19.82	0.73	1.35
inc		216.41	219.46	3.05	0.57	0.74

41

233.17	239.27	6.1	0.12	0.41
251.46	300.23	48.77	0.18	0.61
307.85	316.99	9.14	0.16	0.48
333.76	402.34	68.58	0.21	1.32

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-326		114.3	243.84	129.54	0.37	0.69
AZ 85 dip -55	inc	143.26	149.35	6.09	0.61	0.96
inc		153.92	156.97	3.05	0.58	0.99
inc		163.07	166.12	3.05	0.53	0.67
inc		175.26	190.5	15.24	0.59	0.85
inc		231.65	237.74	6.09	0.71	0.94
		263.65	313.94	50.29	0.22	0.83
		324.61	353.57	28.96	0.14	0.34
		409.96	432.82	22.86	0.12	0.32
					hole ended in mineralization

NB-16-327	Water well hole, No Significant Intercepts

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-328		150.88	181.36	30.48	0.37	1.27
AZ 85 dip -55	inc	172.21	176.78	4.57	0.70	1.66
		202.69	259.08	56.39	0.37	2.68
inc		210.31	214.88	4.57	0.64	1.53
inc		236.22	239.27	3.05	0.93	5.65
		271.27	284.99	13.72	0.12	0.39

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-329		85.34	176.78	91.44	0.52	1.54
AZ 90 dip -55	inc	88.39	126.49	38.1	0.97	2.77
		231.65	251.46	19.81	0.13	0.40
		257.56	263.65	6.09	0.13	0.71
				hole ended in mineralization

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-330	62.48	65.53	3.05	0.14	0.31
AZ 85 dip -55	80.77	153.92	73.15	0.51	1.17
inc	86.87	117.35	30.48	0.78	1.49
inc	121.92	131.06	9.14	0.60	1.27
	202.69	205.74	3.05	0.13	0.23
	210.31	242.32	32.01	0.17	1.15

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-331		97.54	132.59	35.05	0.63	1.30
AZ 85 dip -55	inc	99.06	123.44	24.38	0.81	1.60

42

146.3	152.4	6.1	0.33	0.13

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-332		47.24	184.4	137.16	0.45	1.15
AZ 085 dip -70	inc	51.82	67.06	15.24	0.82	1.59
inc		80.77	123.44	42.67	0.78	1.38
		188.98	213.36	24.38	0.13	0.30
				hole ended in mineralization

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-333		88.39	190.5	102.11	0.38	0.93
AZ 090 dip -65	inc	91.44	111.25	19.81	1.05	1.85

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-334		76.20	155.45	79.25	0.31	0.76
AZ 090 dip -55	inc	76.20	80.77	4.57	0.56	0.85
inc		124.97	138.68	13.71	0.60	1.35
		167.64	172.21	4.57	0.12	0.36
		176.78	214.88	38.10	0.25	1.14
inc		192.02	196.60	4.57	0.97	4.01
				hole ended in mineralization

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-335		64.01	92.96	28.95	0.49	1.97
AZ 090 dip -55	inc	67.06	79.25	12.19	0.78	2.34
		99.06	160.02	60.96	0.31	6.28
inc		132.59	135.64	3.05	1.04	7.00
inc		140.21	141.73	1.52	1.01	18.00
inc		147.83	149.35	1.52	0.76	59.00

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-336	42.67	48.77	6.10	0.26	0.37
AZ 085 dip -45	57.91	65.53	7.62	1.04	0.69
inc	59.44	62.48	3.05	2.18	0.94
	109.73	114.30	4.57	0.38	0.74
	137.16	140.21	3.05	0.31	0.80
	146.30	179.83	33.53	0.34	0.41
inc	150.88	152.40	1.52	0.95	0.41
inc	160.02	164.59	4.57	0.61	0.66

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-337		30.48	41.15	10.67	0.36	0.46
AZ 090 dip -50	inc	38.10	39.62	1.52	1.21	1.34

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-338		45.72	70.10	24.38	0.71	1.33
AZ 090 dip -50	inc	47.24	62.48	15.24	0.98	1.65
		76.20	91.44	15.24	0.26	0.53

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-339	132.59	134.11	1.52	0.34	0.49
AZ 090 dip -55

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-340		65.53	68.58	3.05	0.58	0.45
AZ 085 dip -60	inc	67.06	68.58	1.52	1.03	0.60
		73.15	150.88	77.73	0.43	2.67
inc		76.20	79.25	3.05	0.93	2.38
inc		105.16	117.35	12.19	0.88	11.22
inc		129.54	137.16	7.62	0.94	0.65

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-430	129.54	135.64	6.10	0.14	0.58
Az 085 dip -60	164.59	182.88	18.29	0.17	0.35

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-444	108.20	129.54	21.34	0.26	0.88
AZ 090 dip -50	135.64	185.93	50.29	0.35	1.08
inc	149.35	164.59	15.24	0.69	1.18
	211.84	245.36	33.52	0.21	0.77
	251.46	262.13	10.67	0.12	0.37
* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal intervals calculated @ 0.5 g/t Au cutoff

Liberator Zone

The Liberator Zone is parallel to the YellowJacket deposit and has about the same strike length at nearly one kilometre. Although the Liberator and YellowJacket structural zones are parallel they dip in opposite directions with the YellowJacket dipping to the west and the Liberator dipping to the east, which led to the Liberator not being effectively tested in the past during the east directed YellowJacket drilling programs. The new Liberator discovery like the YellowJacket has returned drill intersections of shallow, higher grade gold mineralization (NB-15-267, 11m @ 3.5 g/t Au, NR15-14, Oct. 15, 2015; NB-13-350, 6m @ 2.4 g/t Au, NR13-25, Oct. 10, 2013; NB-12-126, 5.7m @ 6 g/t Au, NR12-10, Mar. 22, 2012; NB-10-63, 14m @ 6 g/t Au, NR11-03, Feb. 1, 2011). In addition, the Liberator also hosts broad zones of lower grade mineralization highlighting the extensive fluid flow of gold and silver rich solutions in this large structural zone (NB-16-320, 108m @ 0.57 g/t Au; NB-16-303, 154m @ 0.54 g/t Au, NR16-11, Aug. 2, 2016; NB-15-267, 210m @ 0.47 g/t Au, NR15-14, Oct. 15, 2016; low grade halo around high-grade zone).

Infill holes drilled in the 2016-2017 program (shown in Figure 5) have added continuity to the overall Liberator mineralized zone and importantly have now defined its northern extension (NB-16-315 6.1m @ 1.06 g/t Au and 6.1m @ 1.14 g/t Au) below the intercept in hole NB-16-300 with 18m @ 1.8 g/t Au. Results from the northern portion of the Western Zone now show a direct connection to the main east dipping Liberator zone to the south. This work also highlighted a 250 metre section of the structure that is essentially untested, which hosts high-grade gold and silver mineralization. The higher-grade parts of the Liberator system are related to quartz stockwork and sulfidized zones at intersections with northeast structures, forming shoots within the very broad and extensive structurally controlled low-grade system. Follow-up drilling on the zone is being planned. Drill results for the holes drilled in the Liberator Zone are listed in Table 4.

Table 4: Drill Results from the Liberator Zone

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-303		94.49	102.11	7.62	0.54	1.30
AZ 130 dip -50		193.55	347.47	153.92	0.54	0.92
inc		199.64	249.94	50.3	0.58	1.03
inc		266.7	271.27	4.57	0.53	1.01
inc		275.84	301.75	25.91	0.68	0.83
inc		310.9	333.76	22.86	0.66	0.97
					hole ended in mineralization

NB-16-306		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 265 dip -80		475.49	495.3	19.81	0.24	0.47

NB-16-307		No significant results
AZ 070 dip -45

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-315		228.6	323.09	94.5	0.36	0.87
AZ 265 dip -70	inc	249.94	256.03	6.09	1.06	0.72
inc		269.75	275.84	6.09	1.14	1.43
		329.18	338.33	9.15	0.15	0.51

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-316		141.73	243.84	102.1	0.44	1.15
AZ 265 dip -65	inc	198.12	201.17	3.05	0.88	1.20
inc		228.6	231.65	3.05	0.94	2.12
					Hole ended in gold mineralization

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-317		33.53	132.59	99.06	0.25	0.64
AZ 360 dip -90	inc	115.82	121.92	6.1	0.50	0.71
inc		124.97	128.02	3.05	0.54	1.07
		160.02	190.5	30.48	0.25	0.85
					Hole ended in gold mineralization

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-318		82.3	88.39	6.09	0.14	0.82
AZ 270 dip -65		146.3	213.36	67.06	0.44	0.88
inc		158.5	170.69	12.19	0.59	0.95
inc		175.26	195.07	19.81	0.58	0.78
					Hole ended in gold mineralization

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-319		97.54	100.58	3.05	1.56	14.17
AZ 265 dip -75		106.68	117.35	10.7	0.15	1.01
		132.59	164.59	32	0.25	0.79
		169.16	181.36	12.2	0.13	0.58
		188.98	220.98	32	0.16	0.34

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-320		76.2	184.4	108.2	0.57	0.87
AZ 270 dip -50	inc	112.78	114.3	1.52	4.96	6.04
inc		118.87	120.4	1.52	8.25	1.52
inc		164.59	184.4	19.81	0.99	1.13
					Hole ended in gold mineralization

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-321		103.63	156.97	53.34	0.34	0.76
AZ 270 dip -70	inc	118.87	123.44	4.57	0.69	0.88
inc		143.26	155.45	12.19	0.60	0.84

		From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-322		118.87	121.92	3.05	0.31	3.41
AZ 265 dip-65		134.11	175.26	41.15	0.46	0.85
inc		134.11	135.64	1.52	0.91	1.14
inc		152.4	166.12	13.72	0.74	0.86
* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal intervals calculated @ 1.0 g/t Au cutoff

North Jolly Jane

Higher-grade zones in the North Jolly Jane target area (Figure 7) are related to stockwork quartz veining along the West Jolly Jane fault zone and grades appear to be increasing as the drill program steps out to the north (NB-17-432 with 10.7m @ .0.80 g/t Au and 12.2m @ 0.76 g/t Au). The large District scale, West Jolly Jane Fault intersects another northeast trending District scale structural zone about 100 metres to the north of hole NB-17-432. In addition to structurally controlled higher grade zones the North Jolly Jane target area has potential to develop a large new deposit of higher grade (twice the current grade) heap leach material that could enhance the project economics and production plan. Drill holes from the North Jolly Jane target have returned broad zones of low-grade mineralization with several, plus ten-metre-thick zones of +0.5 g/t gold (Table 1). Results to date suggest grades are improving to the north where follow-up drilling is scheduled to begin shortly. Drill hole results for North Jolly Jane and a single hole drilled in main Jolly Jane are listed in Table 5.

Figure 7: Map showing drill holes at new North Jolly Jane

Table 5: Drill Results – North Jolly Jane Target and Main Jolly Jane East Structural Target

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

North Jolly Jane

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-431	44.20	265.18	220.98	0.21	0.94
AZ 085 dip -50	272.80	304.80	32.00	0.23	0.39
				Hole ended in gold mineralization

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-432	53.34	65.53	12.19	0.75	2.20
AZ 085 dip -55	80.77	82.30	1.52	1.32	2.15
	146.30	156.97	10.67	0.36	0.46
inc	152.40	155.45	3.05	0.73	0.67
	166.12	198.12	32.00	0.56	1.41
inc	167.64	179.83	12.19	0.76	1.50
inc	184.40	188.98	4.58	0.77	1.69
	233.17	286.51	53.34	0.27	0.71
				Hole ended in gold mineralization

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-433	131.06	234.70	103.64	0.33	1.10
inc	185.93	199.64	13.71	0.56	1.26
inc	213.36	217.93	4.57	0.58	1.23
inc	222.50	225.55	3.05	0.53	1.36
	251.46	286.51	35.05	0.35	0.63
inc	275.84	280.42	4.58	0.66	0.64
AZ 085 dip -55				Hole ended in gold mineralization

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-445	167.64	173.74	6.10	0.24	0.26
AZ 090 dip -50	181.36	210.31	28.95	0.40	0.53
inc	192.02	196.60	4.58	1.29	0.68
	216.41	281.94	65.53	0.24	1.24
inc	219.46	222.50	3.05	0.58	1.21
	329.18	390.14	60.96	0.22	2.12

Main Jolly Jane (east structural target)

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-434	62.48	65.53	3.05	0.39	1.00
AZ 085 dip -45	70.10	89.92	19.82	0.38	0.97
inc	73.15	79.25	6.10	0.59	1.18
	193.55	220.98	27.43	0.14	0.42
* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal intervals calculated @ 0.5 g/t Au cutoff

Savage Deep, East Savage Vein and Jim Dandy Targets

Structural zone and vein targets were tested in the Savage Deep, East Savage Vein and Jim Dandy areas in the Phase II drilling program. Drill hole locations are shown, with respect to surface geology in Figure 8. The results of the drilling are listed in Table 6. Results from the Jim Dandy and Savage targets have demonstrated wide spread distribution of gold across the western side of the District. This extensive area of gold mineralization covers approximately 25 square kilometres and hosts three deposits. The eastern side of the District which is covered by a thin layer of high level barren alteration and is comparable in size and of similar age to the west and may host several new discoveries when further explored.

Figure 8: Map of North Bullfrog Project Exploration new discovery projects

Table 6: Phase II Drill Results – Savage Deep, East Savage Vein and Jim Dandy Targets

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

Savage Deep and East Savage Vein

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-16-301	124.97	135.64	10.67	0.25	0.46
AZ 085 dip -50	140.21	179.83	39.62	0.31	0.89
inc	146.3	147.83	1.52	0.61	0.88
inc	161.54	169.16	7.62	0.52	1.23
	207.26	286.51	79.25	0.21	1.13
	295.66	361.19	65.53	0.21	1.07
	367.28	408.43	41.15	0.33	9.22
inc	368.81	384.05	15.2	0.44	23.80

NB-16-302	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
AZ 083 dip -55	121.92	137.16	15.24	0.16	0.51
	141.73	237.74	96.01	0.23	0.80
	252.98	324.61	71.63	0.16	0.87
	336.8	373.38	36.58	0.18	0.42
	379.48	388.62	9.14	0.18	0.43

NB-17-441	No significant results
AZ 095 dip -45

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-442	135.64	137.16	1.52	0.13	1.24
AZ 100 dip -45

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-443	118.87	128.02	9.15	0.12	0.20
AZ 100 dip -70	161.54	172.21	10.67	0.24	0.19
	196.60	320.04	123.44	0.14	1.27

Jim Dandy

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-439	12.19	22.86	10.67	0.12	0.19
AZ 085 dip -55	38.10	51.82	13.72	0.13	0.19
	150.88	155.45	4.57	0.23	0.16

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-440	266.70	269.75	3.05	0.12	0.25
AZ 105 dip -45
* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal intervals calculated @ 0.5 g/t Au cutoff

Cat Hill and West Connection

Drill holes targeted vein structures and broad areas of low grade mineralization in the Cat Hill area. A single hole was drilled west of the Connection resource area to test potential for higher grade mineralized structures. Figure 8 shows the location of the holes in the Cat Hill and West Connection areas. The drill results are summarized in Table 7.

Table 7: Phase II Drill Results – Cat Hill and West Connection

(Reported drill intercepts are not true widths. At this time, there is insufficient data with respect to the shape of the mineralization to calculate its true orientation in space.)

West Connection

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-435	254.51	262.13	7.62	0.11	0.22
AZ 085 dip -45

Cat Hill

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-436	77.72	83.82	6.10	0.16	0.05
AZ 090 dip -47

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-437	36.58	42.67	6.09	0.13	0.04
AZ 085 dip -50	103.63	105.16	1.52	0.27	0.06

	From (m)	To (m)	Length (m)*	Gold (g/t)	Silver (g/t)
NB-17-438	27.43	32.00	4.57	0.14	0.05
AZ 085 dip -50	68.58	100.58	32.00	0.28	0.25
	117.35	141.73	24.38	0.22	0.13
	158.50	166.12	7.62	0.41	0.41
	233.17	243.84	10.67	0.24	1.33
* Mineralized thickness calculated @ 0.10 g/t Au cutoff with internal intervals calculated @ 0.5 g/t Au cutoff

Planned NBP Exploration Work 2017-2018

Work on the North Bullfrog Project in the coming fiscal year will focus on exploration drilling for the expansion of the YellowJacket deposit and follow-up exploration at the North Jolly Jane and new targets within the district. The proposed budget for this work is approximately $400,000

Development Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the year. A water sampling event was conducted in September 2016, where all monitoring wells and springs were sampled. Water quality monitoring well, NB-WW-04, was re-completed in January 2017 by installing an electric powered, submersible well pump. The pump has the capacity to completely empty the well in approximately 20 minutes, and will allow the project to verify historic water quality data collected in the well.

The Company’s Sarcobatus water production well was re-conditioned by installing a new casing and submersible pump. The well was produced for sustained 4 hour periods to characterize the transmissivity of the aquifer at the Company’s property to the north of the North Bullfrog Project.

Metallurgical testing of mineralization from the YellowJacket, Liberator and Western Zone was begun in Q1 of calendar year 2017. The testing included flotation concentration tests of 11 concentration samples, and 5 column leach tests. The column leach tests are underway, and results are pending. High recovery of gold to concentrate was achieved in all of the 11 concentration samples. Following the production of concentrate samples, the sulphide concentrates were re-ground, and then oxidized using Ambient Atmospheric Oxidation (AAO), injected oxygen and, with both Soda Ash and Trona as the neutralizer. The oxidized concentrates were then leached with a cyanide solution in bottle roll tests. Virtually 100% of the concentrate was oxidized in the tests, and high proportions of the contained gold were leached from the oxidized concentrates. Table 8 summarizes the results of the concentrate testing for the four rock types containing the majority of the sulphide mineralization at NBP, and soda ash. Similar results were obtained using Trona as a neutralizing agent, and are listed in Table 9.

Table 8: Gold recovery in concentration tests and AAO tests of North Bullfrog Project
Sulphide Mineralization using Soda Ash.

Sample Unit	Gold Recovery to Concentrate (%)	Concentration Ratio	Post AAO CN Gold Recovery (from conc)	Overall Gold Recovery (from mineralized material)
Sierra Blanca Tuff	94%	9:1	99%	93%
Pioneer Tuff	94%	14:1	100%	94%
Rhyolite	89%	14:1	100%	89%
Dacite	88%	5:1	100%	88%

Table 9: Gold recovery in concentration tests and AAO tests of North Bullfrog Project
Sulphide Mineralization using Trona.

Sample Unit	Gold Recovery to Concentrate (%)	Concentration Ratio	Post AAO CN Gold Recovery (from conc)	Overall Gold Recovery (from mineralized material)
Sierra Blanca Tuff	94%	9:1	97%	91%
Pioneer Tuff	94%	14:1	99%	93%
Rhyolite	89%	14:1	99%	88%
Dacite	88%	5:1	98%	86%

Mineral Resource Estimates

North Bullfrog Project Resource Estimate

A mineral resource estimate for the NBP, effective as at June 16, 2015, has been prepared as part of the updated Technical Report. The basis for the mineral resource estimates at the NBP is geologic models developed by Corvus’ geologists. Geologic logs, alteration and geochemical data were used to define the mineralized zones, and were the limiting factor for gold distribution for the resource estimations. Both Ordinary Kriging and Inverse Distance calculations were used to develop block models of gold and silver mineralization at several cut-off grades (“COG”). The mineral resource is subdivided according to the specific processing requirements of the different types of mineralization, and consists of higher grade mineralization within the YellowJacket Zone, which would require mill circuit with gravity concentration and cyanide leaching of the concentrate and gravity tail, and lower grade, oxidized disseminated mineralization from the Sierra Blanca, Jolly Jane and Mayflower areas, which would be suitable for run-of-mine heap leach processing. The estimated mineral resource is summarized in Table 10, where it has been estimated as the portion of mineralization with reasonable prospects for extraction defined by Whittle® analysis of the resource block models. The Whittle® software defined an open pit mining shell at a gold price of US $1,200/oz, economic parameters typical of Nevada open pit mines and metallurgical recoveries indicated by NBP testing data received to date. The estimated mineral resource is defined by mineralization falling within the open pit mining shell which would be processed and is listed in Table 10.

Table 10: Measured, Indicated, and Inferred Mineral Resource Estimate for the North Bullfrog Project Defined by

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

Cautionary Note to US Investors: The terms Measured, Indicated Resource and Inferred Resource as described in Table 10 above are as defined in Canadian National Instrument 43-101. These terms are not defined under SEC Industry Guide 7 and are not recognized by the SEC. These estimated mineral resources are not SEC Industry Guide 7 proven and probable reserves. See “Cautionary Note to US Investors Regarding Mineral Reserve and Resource Estimates” above.

Mother Lode Property, Nevada

The Company has acquired a satellite property, the Mother Lode Property (Figure 1 above), which is located immediately east of Beatty, Nevada, in Nye County. The Mother Lode Property is in the Bare Mountain District, and was previously mined by Glamis Gold Ltd. as part of the Daisy Project. The Company acquired the 13 Federal mining claims comprising the Mother Lode Property from Goldcorp USA, Inc. on June 9, 2017. The Company has also staked an additional 30 claims (the MN claim group) to the northwest of the Mother Lode claims and an additional 22 claims (the ME claim group) to the east of the Mother Lode claims.

Due to the recent acquisition of the property and the need to verify historical data through a new exploration program, the Company does not currently consider the Mother Lode Property a material property. The Mother Lode Property does not have any known proven or probable reserves under SEC Industry Guide 7 and is exploratory in nature.

Mother Lode Property (Figure 9) forms a satellite property to the North Bullfrog Project, located in Nye County Nevada in the Bare Mountain District, south and east of the community of Beatty. The Mother Lode Property covers about 542 hectares of Federal mining claims in Sections 1, 12 and 13 of T12S, R47E and Sections 6, 7, 8, 9, 16 and 18 of T12S, R48E, MDBM.

Figure 9: Property Map showing the Mother Lode claim blocks, green outlines show the Federal claim block boundaries

The Mother Lode Property covers approximately 101 hectare and containing a historic (non-NI-43-101 compliant) resource of 8.5Mt at a grade of 1.6 g/t gold totaling 430,000 oz. of gold. In addition, Corvus Gold Nevada Inc. staked two additional claim blocks adjacent to the Mother Lode Property totaling 420 hectare, covering areas of exploration and development potential. The Mother Lode Property is in close proximity to Corvus Gold’s NBP with potential as a large satellite operation. The historic estimates for the Mother Lode Property contained herein should not be relied upon. These estimates are not NI-43-101 compliant. While Corvus considers these historical estimates to be relevant to investors as it may indicate the presence of mineralization, a qualified person for Corvus has not done sufficient work to classify the historical estimates as current mineral resources as defined by NI 43-101 and Corvus is not treating these historical estimates as a current mineral resource.

Terms of the transaction with Goldcorp Inc. include:

•	Issuance of 1,000,000 Common Shares at $0.81 per share

The Mother Lode Property has an existing 1% NSR on production from the Mother Lode Property as well as an additional 1% NSR when gold price is over USD $1,400/ ounce

The Mother Lode deposit is similar in age to the historic Bullfrog Mine and the newly discovered NBP, and is hosted in both Tertiary volcanic-sedimentary rocks and Paleozoic sedimentary rocks. The mineralization at the Mother Lode Property occurs as low angle, north dipping, near surface, tabular bodies of mixed sulfide and oxide mineralization. Key structural controls in the deposit appear to be a series of north northwest high angle structures which have acted as conduits for mineralizing fluids (similar to the YellowJacket deposit at North Bullfrog). An important untested target for additional high-grade mineralization is the intersection of the major, low angle east-northeast trending Fluorspar Canyon Fault Zone and the high-angle N-NW trending feeder structures approximately 50 metres below the existing Mother Lode deposit.

The Mother Lode deposit was mined in the late 1980’s when gold price was about $400/ounce. Fluctuating and depressed gold prices caused the operation to close in 1989 after less than 3 years and producing just 34,000 ounces of gold. Nearly all of the 172 development and exploration drill holes on the property were drilled vertically and are less than 200 metres deep. This vertical drilling pattern was not optimal for defining the steeply dipping, high-grade structural systems, although some did intersect a couple of these zones (ML-086: 24m @ 4.4g/t Au; D-442: 24m @ 5.1g/t Au; D-445: 18m @ 7.4g/t). The current deposit has three defined tabular bodies that are all currently open for expansion down dip and to the west.

Corvus has not conducted any exploration activities on the Mother Lode Property due to its recent acquisition. The current Mother Lode land package is limited in size, but adequate for the currently envisioned satellite mining project and surface processing facilities. Corvus is also considering a plan where the higher-grade ore would be trucked to the planned Corvus mill facility at the NBP which is approximately 20 miles away by road. Preliminary column test, heap leach metallurgical work on the deposit indicates heap leach potential for the lower grade material. Currently, there are no resource estimates at the Mother Lode Property. Estimates of gold mineralization at Mother Lode are available in historical data obtained during the property purchase. Verification of those data will be performed by drilling planned to start in September 2017, which can provide the basis of a resource estimate.

As Corvus geologists and engineers review the extensive digital and hard copy database the Company will provide project and exploration target updates during the summer of 2017. Corvus currently plans to begin its initial phase of resource confirmation and exploration drilling on the Mother Lode Property in the fall of this year. Corvus has set a preliminary budget for exploration work at the Mother Lode Property of $1,000,000.

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our Properties or assets are the subject of any pending legal proceedings as required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended May 31, 2017, none of the Company’s or its subsidiaries’ properties or projects was subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The Common Shares are listed and posted for trading on the TSX under the symbol “KOR”. In the United States, the Common Shares are quoted for trading on OTXQX under the symbol “CORVF”.

The following table sets forth the highest and lowest intraday sales prices for the Common Shares as reported by the TSX for the periods indicated:

	Toronto Stock Exchange
Year ended May 31, 2018	C$ High	C$ Low
First Quarter (through June 29, 2017)	$0.87	$0.69

Year ended May 31, 2017	C$ High	C$ Low
Fourth Quarter	$0.93	$0.71
Third Quarter	$0.94	$0.50
Second Quarter	$1.00	$0.56
First Quarter	$1.38	$0.82

Year ended May 31, 2016	C$ High	C$ Low
Fourth Quarter	$1.12	$0.57
Third Quarter	$0.79	$0.34
Second Quarter	$0.84	$0.33
First Quarter	$0.77	$0.40

The following table shows the high and low bid information on the OTCQX for the Common Shares for the periods indicated:

	OTCQX
Year ended May 31, 2018	US$ High	US$ Low
First Quarter (through June 29, 2017)	$0.65	$0.53

Year ended May 31, 2017	US$ High	US$ Low
Fourth Quarter	$0.70	$0.53
Third Quarter	$0.73	$0.37
Second Quarter	$0.80	$0.41
First Quarter	$1.05	$0.64

Year ended May 31, 2016	US$ High	US$ Low
Fourth Quarter	$0.89	$0.42
Third Quarter	$0.56	$0.25
Second Quarter	$0.61	$0.25
First Quarter	$0.62	$0.30

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As at June 29, 2017, there were 93,369,582 Common Shares issued and outstanding, and the Company had approximately 127 shareholders of record. On June 29, 2017, the closing price of the Common Shares as reported by the TSX was C$0.74 and the closing bid price on the OTCQX was US$0.56.

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

On June 9, 2017, the Company issued 1,000,000 Common Shares in connection with the acquisition of the Mother Lode Property. The Common Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to representations made to the Company regarding the non-public nature of the offering and issuance of the Common Shares and the sophistication of the investor. The Common Shares were issued pursuant to the terms of the Membership Interest Purchase Agreement, dated closed June 9, 2017, by and among the Goldcorp USA, Inc., Corvus, and Corvus Nevada.

Repurchase of Securities

None

Equity Compensation Plan

The following summary information is presented as of May 31, 2017

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	8,846,900	$0.8698	390,058
Equity Compensation Plans Not Approved By Securityholders	Nil	Nil	N/A
Total	8,846,900	N/A	390,058

2010 Incentive Stock Option Plan (“Plan”)

On July 8, 2010, the Company adopted a “rolling” stock option plan reserving, for the grant of incentive stock options, a maximum number of Common Shares equal to 10% of the issued Common Shares at the time of any stock option grant. The Plan was subsequently approved by the TSX (subject to approval of the shareholders) on July 28, 2010 and was approved by the shareholders on August 12, 2010. As required by the TSX, the Plan, incorporating certain amendments, was reapproved by the shareholders on October 29, 2013 and October 20, 2016. The Plan will require re-approval by the shareholders on or before October 20, 2019.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended May 31, 2017 and 2016, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Forward-Looking Statements” above.

Current Business Activities

General

North Bullfrog Project Exploration

The 2016-17 drilling campaign focused on extending the YellowJacket vein system north of Sierra Blanca, and exploration of the Western Zone (northwest of Sierra Blanca-YellowJacket) and the Liberator Zone (east of YellowJacket). This program utilized a single RC drilling rig and completed approximately 17,536 metres of RC drilling. In 2016-2017 positive results from targets around the Sierra Blanca/YellowJacket deposit were further tested to assess the potential to add significant tonnage of mill grade material to the deposit. The success of this follow-up program has led to plans for a resource development drilling program for the fall of 2017.

Baseline characterization work continued in the fiscal year ended May 31, 2017, with annual water quality sampling in September 2016. The site meteorological station continued to operate with quarterly reports submitted to NDEP. Wildlife and botanical surveys required by the site operating permits were performed as required.

Financing

On July 18, 2016, the Company announced the closing of a $2,601,000 non-brokered private placement at $1.02 per share. Under the terms of the agreement, the Company issued 2,550,000 Common Shares.  The Participant in the private placement was Osisko Mining Inc.

2017 Outlook

During 2017-2018, the Company will focus on exploration and resource verification drilling at the Mother Lode Property and infill drilling at Sierra Blanca, Western Zone and Liberator. An update of the mineral resource at Sierra Blanca – YellowJacket will be performed and an updated Preliminary Economic Assessment will be developed. The Company also plans to continue the collection of baseline environmental data in its water quality sampling, waste geochemistry and meteorological programs, and to expand those databases to include data for the Mother Lode Property. See Part I, Item 2, Properties in this Annual Report for a more complete description of planned activities at the Properties and projected budgets for work programs.

Results of Operations

Year ended May 31, 2017 Compared to Year ended May 31, 2016

For the year ended May 31, 2017 the Company had a net loss of $6,727,722 compared to a net loss of $7,434,215 in the prior year. Included in net loss was $581,379 (2016 - $825,921) in stock-based compensation charges which was a result of stock options granted during the year and previously granted stock options which vested during the year. Stock-based compensation in the current year comprised of stock options granted on September 8, 2014, September 9, 2015, November 13, 2015 and June 22, 2016 and September 15, 2016 which vested during the year. The prior year had stock-based compensation arising from stock options granted on August 16, 2013, September 8, 2014, January 23, 2015, May 1, 2015, September 9, 2015 and November 13, 2015 with vesting during the prior year. The decrease in loss of $706,493 in the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the wages and benefits of $1,256,749 incurred in the current year compared to $1,744,818 in the prior year. The decrease in wages and benefits was mainly due to decreased stock-based compensation charges of $165,771 during the current year compared to $279,106 in the prior year and a decrease of $374,734 in wages and benefits in the current year mainly as a result of adjustment in wages of several senior executive officers and the severance pay to the former President in the prior year.

Exploration expenditures increased to $3,145,589 (2016 - $2,856,345) mainly due to increased stock-based compensation charges of $33,433 during the current year compared to $18,468 in the prior year and an increase of $274,279 incurred in the exploration in the current year compared with prior year as the Company focused all its exploration efforts on the NBP.

Consulting fees decreased to $635,152 (2016 - $712,943) mainly due to decreased stock-based compensation charges of $301,884 during the current year compared to $415,360 in the prior year. This was offset by an increase in consulting fees of $35,685 during the current year compared with the prior year mainly due to the engagement of an external consultant for financial advisory services in the current year in hopes of increasing public exposure for the Company.

Insurance expenses increased to $156,940 (2016 - 122,691) mainly due to increased insurance premiums as a result of increased Director and Officer Liability coverage during the current year.

Investor relations expenses increased to $768,098 (2016 - $738,931) due to an increase of $51,962 in investor relations-related travel and advertising and marketing during the current year as part of the Company’s efforts to secure additional financing. This was offset by a decrease in stock-based compensation charges of $73,514 during the current year compared to $96,309 in the prior year.

Professional fees decreased to $286,556 (2016 - $320,979) due to decreased stock-based compensation charges of $6,777 during the current year compared to $16,678 in the prior year and a decrease of $24,522 in legal and accounting fees in the current year compared to the prior year as a result of decrease in audit fees due to a general decrease in activities in the current year compared to the prior year.

Regulatory expenses decreased to $77,155 (2016 - $92,941) mainly due to more expenses incurred in the prior year as a result of the Company changing its Principal American Liaison in the current year resulting in a decrease in regulatory expenses.

Travel expenses increased to $154,391 (2016 - $123,621) mainly due to more conferences attended during the current year as part of the Company’s efforts to secure additional financing.

Other expense categories that reflected only moderate change year over year were administration expenses of $649 (2016 - $7,988), depreciation expenses of $22,176 (2016 - $27,100), office expenses of $118,161 (2016 - $138,882) and rent expenses of $109,201 (2016 – $117,471).

Other items amounted to an income of $3,095 compared to a loss of $429,505 in the prior year. There was a gain on sale of the Company’s interest in the West Pogo property of $25,728 and a gain on sale of the Company’s interest in the LMS property of $66,669 in the prior year and a write-off of the Company’s interest in the Chisna property of $677,695 in the prior year. There was a decrease in foreign exchange to a loss of $23,406 (2016 - gain of $139,394), which is the result of factors outside of the Company’s control and an increase in interest income of $26,501 (2016 - $16,399) as a result of less investment in cashable GIC’s during the prior year.

Three months ended May 31, 2017 Compared to Three months ended May 31, 2016

For the three months ended May 31, 2017, the Company had a net loss of $1,898,295 compared to a net loss of $1,453,085 in the comparative period of the prior year. Included in net loss was $127,591 (2016 - $186,571) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on September 9, 2015, November 13, 2015, June 22, 2016 and September 15, 2016 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on September 8, 2014, May 1, 2015, September 9, 2015 and November 13, 2015 with vesting during the comparative period of the prior year. The increase in loss of $445,210 in the three month period of the current year was due to a combination of factors discussed below.

Exploration expenditures of $1,038,353 incurred in the current period compared to $556,186 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to more active in exploration in the current period compared with the comparative period of the prior year and an increase in stock-based compensation charges of $10,067 in the current period compared to $4,659 in the prior period.

Consulting fees increased to $178,621 (2016 - $176,832) mainly due to decreased stock-based compensation charges of $68,603 during the current period compared to $97,832 in the prior period. This was offset by an increase in consulting fees of $31,108 in the current period compared with the comparative period of the prior year mainly due to the engagement of an external consultant for financial advisory services in the current period in hopes of increasing public exposure for the Company.

Insurance expenses increased to $51,027 (2016 - $29,584) mainly due to increased insurance premiums as the Company increased its Directors and Officers Liability coverage during the current period compared with the comparative period of the prior year.

Investor relations expenses increased to $203,743 (2016 - $170,742) due to decreased stock-based compensation charges of $18,083 during the current period compared to $20,688 in the prior period offset by an increase of $35,606 in investor relations-related travel, and advertising and marketing during the current period compared with the comparative period of the prior year due to the Company’s efforts to secure additional financing.

Professional fees increased to $80,200 (2016 - $66,423) due to decreased stock-based compensation charges of $1,665 during the current period compared to $2,876 in the prior period offset by an increase of $14,988 in legal and accounting fees in the current period compared to comparative period of the prior year as a result of the Company’s plan to acquire the Mother Lode Property from Goldcorp USA, Inc. which closed on June 9, 2017.

Wages and benefits decreased to $211,067 (2016 - $323,124) mainly due to a decrease in stock-based compensation charges of $29,173 in the current period compared to $60,516 in the prior period and a decrease of $80,714 in wages and benefits in the current period mainly as a result of the departure of the former President in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $104 (2016 - $1,531), depreciation expenses of $5,632 (2016 - $7,471), office expenses of $28,230 (2016 - $35,035), regulatory expenses of $9,346 (2016 - $11,055), rent expenses of $28,892 (2016 – $30,911) and travel expenses of $46,976 (2016 - $44,076).

Other items amounted to a loss of $16,104 compared to a loss of $115 in the prior period. There was an increase in foreign exchange to a loss of $18,546 (2016 – loss of $4,829), which was the result of factors outside of the Company’s control and a decrease in interest income of $2,442 (2016 - $4,714) as a result of less investment in cashable GIC’s during the current period.

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

The Company has sustained significant losses from operations has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the consolidated financial statement are issued and will be required to raise additional funds through public or private equity financings, significantly reduce exploration expenditures and administrative expenses, or consider other options such as sales of its mineral properties, in order to continue in business.

The Company reported cash and cash equivalents of $1,300,553 as at May 31, 2017 compared to $4,783,519 as at May 31, 2016. The change in cash position was the net result of $6,111,574 used for operating activities, $66,876 used for capitalized acquisition costs, $7,739 used on property and equipment, and $2,683,446 received from the private placements of Common Shares in July of 2016 (net of share issue costs), issuance of shares for the NBP in November 2016 and exercise of stock options during the year ended May 31, 2017.

As at May 31, 2017, the Company had working capital of $1,270,168 compared to working capital of $4,742,321 as at May 31, 2016. On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 Common Shares at a price of $1.02 per share for gross proceeds of $2,601,000. The Company expects that it will operate at a loss for the foreseeable future and believes the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the calendar year ending December 31, 2017. The Company’s current anticipated operating expenses are $2,252,000 until December 31, 2017 and $3,264,000 until May 31, 2018. The Company’s anticipated monthly burn rate averages approximately $322,000 for June to December 2017, where approximately $270,000 is for administrative purposes and approximately $52,000 is for planned exploration expenditures related to the completion of the ongoing Phase II exploration program at the NBP. From June 2017 to May 2018, the Company’s anticipated monthly burn rate averages approximately $272,000, of which $235,000 is for administrative purposes and approximately $7,000 is for planned exploration expenditures related to the ongoing Phase II exploration program at the NBP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of September 2017 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP and the Mother Lode Property on its currently anticipated scheduling.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production”. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the NBP and the Mother Lode Property to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2017 fiscal year.

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

Basis of presentation

These consolidated financial statements are presented in Canadian dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

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

Significant estimates

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting year, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the carrying value and the recoverability of the capitalized acquisition costs, the assumptions used to determine the fair value of stock-based compensation, and the estimated amounts of reclamation and environmental obligations.

Significant judgments

Critical accounting judgments are accounting policies that have been identified as being complex or involving subjective judgments or assessments. The Company made the following critical accounting judgments:

•	The determination of deferred tax assets and liabilities.
•	The analysis of resource calculations, drill results, laboratory work, etc., which can impact the Company’s assessment of impairments, and provisions, if any, for environmental rehabilitation and restorations.
•	The determination of functional currency, using the currency of the primary economic environment in which each of the parent company and its subsidiaries operates.
•	The assessment of the Company’s ability to continue as a going concern.

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

Major maintenance and repairs

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All other repairs and maintenance expenditures are charged to profit or loss during the financial year in which they are incurred.

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

Impairment of long-lived assets

The Company assesses long-lived assets for impairment or when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. Impairment analysis includes assessment of the following circumstances: a significant decrease in the market price of a long-lived asset or asset group; a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50%.

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2017, the Company recorded a provision of $340,176 (USD 252,000) (2016 - $293,578 (USD 224,000)) for environmental rehabilitation.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

The fair value of the common shares issued in the private placements was determined to be the more easily measurable component and were valued at their fair value, as determined by the closing quoted bid price on the announcement date. The balance, if any, is allocated to the attached warrants. Any fair value attributed to the warrants is recorded as contributed surplus. Upon exercise of the warrants, the related fair value is reallocated to share capital.

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2017, 8,846,900 outstanding stock options (2016 – 7,981,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity based compensation awards to be accounted for using the fair value method. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of the awards. Compensation expense is measured at the grant date and recognized over the requisite service period, on a straight line basis, which is generally the vesting period. Upon exercise of stock options, the related fair value is reallocated to share capital.

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

Joint venture accounting

Where the Company’s exploration and development activities are conducted with others, the accounts reflect only the Company’s proportionate interest in such activities. The Company currently is not a party to any joint venture arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Crowe MacKay LLP Member Crowe Horwath International
1100, 1177 West Hastings Street Vancouver, BC V6E 4T5 +1.604.687.4511 Tel +1.604.687.5805 Fax +1.800.351.0426 Toll Free www.crowemackay.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Corvus Gold Inc.

We have audited the accompanying consolidated balance sheets of Corvus Gold Inc. (the “Company”) as of May 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corvus Gold Inc. as at May 31, 2017 and 2016 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe MacKay LLP

Chartered Professional Accountants

Vancouver, Canada

June 29, 2017

CORVUS GOLD INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	May 31, 2017	May 31, 2016

ASSETS

Current assets
Cash and cash equivalents	$1,300,553	$4,783,519
Accounts receivable	13,524	28,810
Prepaid expenses	249,176	166,853

Total current assets	1,563,253	4,979,182

Property and equipment (note 4)	69,529	82,051
Capitalized acquisition costs (note 5)	4,527,740	4,261,680

Total assets	$6,160,522	$9,322,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 7)	$293,085	$236,861

Total current liabilities	293,085	236,861

Asset retirement obligations (note 5)	340,176	293,578

Total liabilities	633,261	530,439

Shareholders’ equity
Share capital (note 6)	72,670,170	69,890,670
Contributed surplus (note 6)	12,480,784	11,977,459
Accumulated other comprehensive income - cumulative translation differences	1,348,070	1,168,386
Deficit accumulated during the exploration stage	(80,971,763)	(74,244,041)

Total shareholders’ equity	5,527,261	8,792,474

Total liabilities and shareholders’ equity	$6,160,522	$9,322,913

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended May 31, 2017 and 2016

(Expressed in Canadian dollars)

	May 31, 2017	May 31, 2016

Operating expenses
Administration	$649	$7,988
Consulting fees (notes 6 and 7)	635,152	712,943
Depreciation (note 4)	22,176	27,100
Exploration expenditures (notes 5 and 6)	3,145,589	2,856,345
Insurance	156,940	122,691
Investor relations (notes 6 and 7)	768,098	738,931
Office and miscellaneous	118,161	138,882
Professional fees (note 6)	286,556	320,979
Regulatory	77,155	92,941
Rent	109,201	117,471
Travel	154,391	123,621
Wages and benefits (notes 6 and 7)	1,256,749	1,744,818

Total operating expenses	(6,730,817)	(7,004,710)

Other income (expense)
Interest income	26,501	16,399
Gain on sale of capitalized acquisition costs (notes 5b) and 5c))	-	92,397
Write-off of capitalized acquisition costs (note 5a))	-	(677,695)
Foreign exchange gain (loss)	(23,406)	139,394

Total other income (expense)	3,095	(429,505)

Net loss for the year	(6,727,722)	(7,434,215)

Other comprehensive income
Exchange difference on translating foreign operations	179,684	315,037

Comprehensive loss for the year	$(6,548,038)	$(7,119,178)

Basic and diluted net loss per share	$(0.07)	$(0.09)

Weighted average number of shares outstanding	92,045,609	84,468,690

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2017 and 2016

(Expressed in Canadian dollars)

	May 31, 2017	May 31, 2016

Operating activities
Net loss for the year	$(6,727,722)	$(7,434,215)
Add items not affecting cash:
Depreciation	22,176	27,100
Stock-based compensation (note 6)	581,379	825,921
Write-off of capitalized acquisition costs (note 5a))	-	677,695
Gain on sale of capitalized acquisition costs (notes 5b) and 5c))	-	(92,397)
Foreign exchange (gain) loss	23,406	(139,394)
Changes in non-cash items:
Accounts receivable	15,286	(2,795)
Prepaid expenses	(82,323)	81,826
Accounts payable and accrued liabilities	56,224	(182,367)

Cash used in operating activities	(6,111,574)	(6,238,626)

Financing activities
Cash received from issuance of shares	2,701,000	5,552,667
Share issuance costs	(17,554)	(25,884)
Repayment of promissory note	-	(298,488)

Cash provided by financing activities	2,683,446	5,228,295

Investing activities
Expenditures on property and equipment	(7,739)	(7,153)
Cash received from sale of capitalized acquisition costs (notes 5b) and 5c))	-	499,313
Capitalized acquisition costs	(66,876)	(32,594)

Cash provided by investing activities	(74,615)	459,566

Effect of foreign exchange on cash	19,777	174,322

Decrease in cash and cash equivalents	(3,482,966)	(376,443)

Cash and cash equivalents, beginning of the year	4,783,519	5,159,962

Cash and cash equivalents, end of the year	$1,300,553	$4,783,519

Supplemental cash flow information (note 10)

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2015	80,168,928	$64,256,889	$11,247,286	$853,349	$(66,809,826)	$9,547,698

Net loss for the year	-	-	-	-	(7,434,215)	(7,434,215)
Shares issued for cash
Private placement	9,155,320	5,430,000	-	-	-	5,430,000
Exercise of stock options	245,334	122,667	-	-	-	122,667
Share issued for capitalized acquisition costs	25,000	11,250	-	-	-	11,250
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	315,037	-	315,037
Share issuance costs	-	(25,884)	-	-	-	(25,884)
Reclassification of contributed surplus on exercise of stock options	-	95,748	(95,748)	-	-	-
Stock-based compensation	-	-	825,921	-	-	825,921

Balance, May 31, 2016	89,594,582	69,890,670	11,977,459	1,168,386	(74,244,041)	8,792,474

Net loss for the year	-	-	-	-	(6,727,722)	(6,727,722)
Shares issued for cash
Private placement	2,550,000	2,601,000	-	-	-	2,601,000
Exercise of stock options	200,000	100,000	-	-	-	100,000
Share issued for capitalized acquisition costs	25,000	18,000	-	-	-	18,000
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	179,684	-	179,684
Share issuance costs	-	(17,554)	-	-	-	(17,554)
Reclassification of contributed surplus on exercise of stock options	-	78,054	(78,054)	-	-	-
Stock-based compensation	-	-	581,379	-	-	581,379

Balance, May 31, 2017	92,369,582	$72,670,170	$12,480,784	$1,348,070	$(80,971,763)	$5,527,261

These accompanying notes form an integral part of these consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At May 31, 2017, the Company had interests in a property in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at May 31, 2017, the Company had working capital of $1,270,168 compared to working capital of $4,742,321 as at May 31, 2016.  Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the consolidated financial statements are issued and will be required to raise additional funds through public or private equity financings, significantly reduce exploration expenditures and administrative expenses, or consider other options such as sales of its mineral properties, in order to continue in business.

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

Basis of presentation

These consolidated financial statements are presented in Canadian dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

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

Significant estimates

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting year, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the carrying value and the recoverability of the capitalized acquisition costs, the assumptions used to determine the fair value of stock-based compensation, and the estimated amounts of reclamation and environmental obligations.

Significant judgments

Critical accounting judgments are accounting policies that have been identified as being complex or involving subjective judgments or assessments. The Company made the following critical accounting judgments:

•	The determination of deferred tax assets and liabilities.
•	The analysis of resource calculations, drill results, laboratory work, etc., which can impact the Company’s assessment of impairments, and provisions, if any, for environmental rehabilitation and restorations.
•	The determination of functional currency. using the currency of the primary economic environment in which each of the parent company and its subsidiaries operates.
•	The assessment of the Company’s ability to continue as a going concern.

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

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All other repairs and maintenance expenditures are charged to profit or loss during the financial year in which they are incurred.

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

Impairment of long-lived assets

The Company assesses long-lived assets for impairment or when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. Impairment analysis includes assessment of the following circumstances: a significant decrease in the market price of a long-lived asset or asset group; a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50%.

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2017, the Company recorded a provision of $340,176 (USD 252,000) (2016 - $293,578 (USD 224,000)) for environmental rehabilitation.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

The fair value of the common shares issued in the private placements was determined to be the more easily measurable component and were valued at their fair value, as determined by the closing quoted bid price on the announcement date. The balance, if any, is allocated to the attached warrants. Any fair value attributed to the warrants is recorded as contributed surplus. Upon exercise of the warrants, the related fair value is reallocated to share capital.

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2017, 8,846,900 outstanding stock options (2016 – 7,981,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity based compensation awards to be accounted for using the fair value method. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of the awards. Compensation expense is measured at the grant date and recognized over the requisite service period, on a straight line basis, which is generally the vesting period. Upon exercise of stock options, the related fair value is reallocated to share capital.

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

Joint venture accounting

Where the Company’s exploration and development activities are conducted with others, the accounts reflect only the Company’s proportionate interest in such activities. The Company currently is not a party to any joint venture arrangements.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The fair value hierarchy has the following levels:

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

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified to the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The following table presents the financial instruments recorded at fair value, classified using the fair value hierarchy described above:

May 31, 2017	Level 1

Cash and cash equivalents	$1,300,553

May 31, 2016	Level 1

Cash and cash equivalents	$4,783,519

4.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2015	$58,946	$84,843	$62,185	$205,974
Additions	7,153	-	-	7,153
Currency translation adjustments	2,786	4,591	3,365	10,742

Balance, May 31, 2016	68,885	89,434	65,550	223,869
Additions	7,739	-	-	7,739
Currency translation adjustments	1,717	2,660	1,950	6,327

Balance, May 31, 2017	$78,341	$92,094	$67,500	$237,935

Depreciation
Balance, May 31, 2015	$32,635	$59,223	$17,413	$109,271
Depreciation for the year	9,409	8,171	9,520	27,100
Currency translation adjustments	1,451	3,135	861	5,447

Balance, May 31, 2016	43,495	70,529	27,794	141,818
Depreciation for the year	8,831	5,723	7,622	22,176
Currency translation adjustments	1,218	2,214	980	4,412

Balance, May 31, 2017	$53,544	$78,466	$36,396	$168,406

Carrying amounts

Balance, May 31, 2016	$25,390	$18,905	$37,756	$82,051

Balance, May 31, 2017	$24,797	$13,628	$31,104	$69,529

5.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	Chisna	North Bullfrog	LMS	Total
	(note 5a))	(note 5d))	(note 5c))

Balance, May 31, 2015	$631,205	$3,861,412	$374,017	$4,866,634
Acquisition costs
Cash payments (note 5d)(ii)(1)	-	32,594	-	32,594
Shares issued (note 5d)(ii)(1)	-	11,250	-	11,250
Asset retirement obligations	-	153,825	-	153,825
Currency translation adjustments	46,490	202,599	27,546	276,635
Reclassified to asset held-for-sale	-	-	(401,563)	(401,563)
Write-off of capitalized acquisition costs	(677,695)	-	-	(677,695)

Balance, May 31, 2016	-	4,261,680	-	4,261,680

Acquisition costs
Cash payments (note 5d)(ii)(1)	-	66,876	-	66,876
Shares issued (note 5d)(ii)(1)	-	18,000	-	18,000
Asset retirement obligations	-	37,865	-	37,865
Currency translation adjustments	-	143,319	-	143,319

Balance, May 31, 2017	$-	$4,527,740	$-	$4,527,740

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2017:

	North Bullfrog	Total
	(note 5d))

Exploration costs:
Assay	$732,434	$732,434
Drilling	1,032,602	1,032,602
Equipment rental	75,554	75,554
Field costs	143,329	143,329
Geological/ Geophysical	328,379	328,379
Land maintenance & tenure	390,343	390,343
Permits	28,019	28,019
Studies	341,218	341,218
Travel	73,711	73,711

Total expenditures for the year	$3,145,589	$3,145,589

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2016:

	West Pogo	Chisna	North Bullfrog	LMS	Total
	(note 5b))	(note 5a))	(note 5d))	(note 5c))

Exploration costs:
Assay	$-	$-	$757,432	$-	$757,432
Drilling	-	-	929,841	-	929,841
Equipment rental	-	-	51,347	-	51,347
Field costs	181	247	134,382	561	135,371
Geological/ Geophysical	-	6,210	328,740	1,904	336,854
Land maintenance & tenure	-	13,534	373,795	32,900	420,229
Permits	-	-	632	-	632
Studies	-	-	322,972	-	322,972
Transportation	-	-	-	1,999	1,999
Travel	-	913	66,858	-	67,771

	181	20,904	2,965,999	37,364	3,024,448
Cost recovery	(23,802)	(39,463)	-	(104,838)	(168,103)

Total expenditures (recovery) for the year	$(23,621)	$(18,559)	$2,965,999	$(67,474)	$2,856,345

a)	Chisna Property, Alaska

The Chisna property is located in the eastern Alaska Range, Alaska, and is comprised of unpatented mineral claims was owned 100% by the Company and fee simple lands leased from Ahtna Incorporated (“Ahtna”).

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

During the year ended May 31, 2016, the Company wrote off the Chisna property as the Company, at the time, had reduced the Chisna property to 36 core claims. On April 5, 2016, Raven Gold completed a transaction with Millrock Resources Inc. on the Chisna property. The ownership of the property was sold for USD 25,000, which was recognized as a cost recovery, and a retained net smelter return (“NSR”) royalty of 1% on precious metals and 1% on base metals.

b)	West Pogo Property, Alaska

The West Pogo property is located approximately 50 kilometres north of Delta Junction, Alaska, and consists of unpatented mineral claims was owned 100% by the Company.

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

The LMS property consists of unpatented mineral claims was owned 100% by the Company. During the year ended May 31, 2016, the Company sold the LMS property for consideration of $473,585 (USD 350,000) and was granted a retained NSR royalty of 3% on precious metals and 1% on base metals with a 1% on buy down of the precious metal royalty for USD$4,000,000.

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

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of the following leases:

(1)	Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) 12 patented mining claims referred to as the “Connection” property. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 (paid) on signing and annual payments for the first three anniversaries of USD 10,800 (paid) and USD 16,200 for every year thereafter (paid to October 27, 2016). Redstar has an option to purchase the property (subject to the NSR royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(2)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009 (paid), USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2017). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(3)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased 2 patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009 (paid), USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2017). The lessor is entitled to receive a 3% NSR royalty on all production, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty). On May 29, 2014, the parties signed a First Amendment Agreement whereby the Lease is amended to provide that in addition to the Advance Minimum Royalty payments payable in respect of the Original Claims, the lessee will now pay to the lessor Advance Minimum Royalty payments in respect of the Yellow Rose Claims of USD 2,400 on execution, USD 2,400 on each of May 29, 2015, 2016 and 2017 (paid to May 29, 2017), USD 3,600 on May 29, 2018 and each anniversary thereafter. The Lessor is entitled to receive a 3% NSR royalty on all production from the Yellow Rose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

(4)	Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased 12 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter (paid to May 16, 2017). The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

(5)	Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and two arm’s length individuals, Redstar has leased 3 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009 (paid), USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 22, 2017). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(6)	Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009 (paid), USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation (paid to June 16, 2017). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

As a consequence of the acquisition of Redstar and Redstar US’s interest in the foregoing leases, Corvus Nevada is now the lessee under all of such leases.

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

o	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties).
o	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871; USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH delivered on November 7, 2014 paid with cash of $21,200; USD 10,000 paid on November 23, 2015 and 50,000 common shares of ITH delivered on November 5, 2015 paid with cash of $19,237; and USD 10,000 paid on November 17, 2016 and 50,000 common shares of ITH, purchased for $53,447 in the market by the Company, were delivered on November 10, 2016).

o	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH shares due per the original agreement (issued 25,000 shares of the Company on November 18, 2015 and 25,000 shares of the Company on November 18, 2016).
o	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10 (incurred). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.
o	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2017), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 km north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2017). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $340,176 (USD 252,000) (May 31, 2016 - $293,578 (USD 224,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

6.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the year ended May 31, 2017:

a)	On November 18, 2016, the Company issued 25,000 Common Shares in connection with the lease on the Mayflower property (note 5d)(ii)(1), with a fair value of $18,000.

b)	On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 Common Shares at a price of $1.02 per share for gross proceeds of $2,601,000. In connection with the financing, the Company paid an additional $17,554 in share issuance costs.

c)	An aggregate of 200,000 Common Shares were issued on exercise of 200,000 stock options for gross proceeds of $100,000.

During the year ended May 31, 2016:

a)	On September 1, 2015, the Company closed a non-brokered private placement equity financing and issued 4,255,320 Common Shares at a price of $0.47 per share for gross proceeds of $2,000,000. In connection with the financing, the Company paid an additional $8,380 in share issuance costs.

b)	On November 18, 2015, the Company issued 25,000 Common Shares in connection with the lease on the Mayflower property (note 5d)(ii)(1), with a fair value of $11,250. In connection with the issuance, the Company paid an additional $5,021 in share issuance costs.

c)	On March 11, 2016, the Company closed a non-brokered private placement equity financing and issued 4,900,000 Common Shares at a price of $0.70 per share for gross proceeds of $3,430,000. In connection with the financing, the Company paid an additional $12,483 in share issuance costs.

d)	An aggregate of 245,334 Common Shares were issued on exercise of 245,334 stock options for gross proceeds of $122,667.

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

A summary of the status of the stock option plan as of May 31, 2017, and 2016, and changes during the years are presented below:

	2017		2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the year	7,981,000	$0.85	7,396,334	$0.94
Granted	1,135,000	1.02	1,650,000	0.48
Exercised	(200,000)	(0.50)	(245,334)	(0.50)
Forfeited	(69,100)	(0.93)	(820,000)	(0.94)

Balance, end of the year	8,846,900	$0.87	7,981,000	$0.85

The weighted average remaining contractual life of options outstanding at May 31, 2017 was 1.85 years (2016 – 2.42 years).

Stock options outstanding are as follows:

	2017			2016
Expiry Date	Exercise Price	Number of Options	Exercisable at Year- End	Exercise Price	Number of Options	Exercisable at Year- End

September 19, 2016	$-	-	-	$0.50	219,100	219,100
November 17, 2016*	$0.67	210,000	210,000	$0.67	210,000	210,000
January 23, 2017	$-	-	-	$1.10	50,000	50,000
May 1, 2017*	$0.73	50,000	50,000	$0.73	50,000	50,000
May 29, 2017*	$0.92	300,000	300,000	$0.92	300,000	300,000
September 19, 2017	$0.96	2,016,900	2,016,900	$0.96	2,016,900	2,016,900
October 29, 2017	$0.96	100,000	100,000	$0.96	100,000	100,000
August 16, 2018	$0.76	2,120,000	2,120,000	$0.76	2,120,000	2,120,000
September 8, 2019	$1.40	1,265,000	1,265,000	$1.40	1,265,000	842,490
September 9, 2020	$0.46	640,000	426,240	$0.46	640,000	213,120
November 13, 2020	$0.49	1,010,000	672,660	$0.49	1,010,000	336,330
June 22, 2018	$1.02	50,000	33,300	$-	-	-
September 15, 2021	$0.91	1,085,000	361,305	$-	-	-

		8,846,900	7,555,405		7,981,000	6,457,940

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the years. The fair value of options granted was $691,819 (2016 - $420,866), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the year ended May 31,	2017	2016

Risk-free interest rate	0.71%	0.88%
Expected life of options (in years)	4.87	5
Annualized volatility	85.96%	72.33%
Dividend yield	0%	0%
Exercise price	$0.91	$0.48

Fair value per share	$0.61	$0.26

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the year ended May 31,	2017	2016

Consulting fees	$301,884	$415,360
Exploration expenditures – Geological/geophysical	33,433	18,468
Investor relations	73,514	96,309
Professional fees	6,777	16,678
Wages and benefits	165,771	279,106

	$581,379	$825,921

7.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the year ended May 31,	2017	2016

Consulting fees to CFO	$110,000	$105,333
Wages and benefits to CEO and COO	790,187	806,046
Wages and benefits to former President	-	234,997
Directors fees (included in consulting fees)	151,250	151,250
Fees to Vice President of Corporate Communications (included in investor relations)	137,500	190,000
Stock-based compensation to related parties	476,664	653,520

	$1,665,601	$2,141,146

As at May 31, 2017, included in accounts payable and accrued liabilities was $18,271 (2016 – $7,628) in expenses owing to companies related to officers and officers of the Company.

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

8.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

May 31, 2017
Capitalized acquisition costs	$-	$4,527,740	$4,527,740
Property and equipment	$8,367	$61,162	$69,529

May 31, 2016
Capitalized acquisition costs	$-	$4,261,680	$4,261,680
Property and equipment	$8,068	$73,983	$82,051

For the year ended May 31,	2017	2016

Net loss for the year – Canada	$(2,138,433)	$(2,118,555)
Net loss for the year – United States	(4,589,289)	(5,315,660)

Net loss for the year	$(6,727,722)	$(7,434,215)

9.	SUBSIDIARIES

Significant subsidiaries for the years ended May 31, 2017 and 2016 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2017	The Company’s effective interest for 2016

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%

10.	SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended May 31,	2017	2016

Supplemental cash flow information
Interest paid	$-	$5,113
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$18,000	$11,250
Change in asset retirement obligations included in capitalized acquisition costs	$37,865	$153,825
Reclassification of contributed surplus on exercise of stock options	$78,054	$95,748

11.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended May 31:

	2017	2016

Loss before income taxes	$(6,727,722)	$(7,434,215)
Statutory Canadian corporate tax rate	26.00%	26.00%

Income tax recovery at statutory rates	$(1,749,208)	$(1,932,896)
Stock-based compensation	151,159	214,739
Effect of tax rate change	-	-
Difference in tax rates in other jurisdictions	(374,370)	(422,602)
Tax benefits not realized	1,972,419	2,140,759

Income tax recovery	$-	$-

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2017	2016

Deferred income tax assets (liabilities)
Mineral properties	$17,495,000	$15,907,000
Property and equipment	38,000	30,000
Share issuance costs	32,000	45,000
Non-capital losses available for future periods	7,476,000	6,451,000

	25,041,000	22,433,000
Valuation allowance	(25,041,000)	(22,433,000)

Net deferred tax assets	$-	$-

At May 31, 2017, the Company has available non-capital tax losses for Canadian income tax purposes of approximately $9,428,000 and net operating loss for US tax purposes of approximately $14,778,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2029	$-	$1,291,000
2030	-	1,000
2031	379,000	192,000
2032	1,089,000	1,643,000
2033	1,443,000	2,168,000
2034	1,733,000	4,224,000
2035	1,806,000	1,963,000
2036	1,354,000	1,936,000
2037	1,624,000	1,360,000

	$9,428,000	$14,778,000

In addition, the Company has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $55,428,000 and in Canada of approximately $333,000, which may be deductible for tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

12.	SUBSEQUENT EVENT

a)

On June 9, 2017, the Company acquired the Mother Lode Property in Nevada from Goldcorp USA, Inc. In connection with the acquisition, the Company issued 1,000,000 Common Shares at a price of $0.81 per share to Goldcorp USA, Inc. The Mother Lode Property is subject to an NSR in favour of Goldcorp USA, Inc. The NSR pays 1% from production at the Mother Lode Property when the price of gold is less than USD $1,400 per ounce and an additional 1% NSR for a total of 2% NSR when gold price is greater than or equal to USD $1,400 per ounce.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of May 31, 2017, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of May 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2017 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2017. We reviewed the results of management’s assessment with our Finance and Audit Committee.

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

Date: June 29, 2017

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

By:	/s/ Jeffrey Pontius	By:	/s/ Steve Aaker
	Jeffrey Pontius		Steve Aaker
	Chief Executive Officer		Director
(Principal Executive Officer)
Date: June 29, 2017		Date: June 29, 2017

By:	/s/ Peggy Wu	By:	/s/ Edward Yarrow
	Peggy Wu		Edward Yarrow
	(Principal Financial Officer and Principal Accounting Officer)		Director
Date: June 29, 2017		Date: June 29, 2017

By:	/s/ Anton J. Drescher	By:	/s/ Catherine Gignac
	Anton J. Drescher		Catherine Gignac
	Director		Director
Date: June 29, 2017		Date: June 29, 2017

By:	/s/ Rowland Perkins
Rowland Perkins
Director
Date: June 29, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.1*	2010 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.2*	Employment agreement made as of June 1, 2011 between Corvus Nevada and Jeffrey Pontius, incorporated by reference to Exhibit 10.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.3*	Employment agreement made as of October 26, 2011 between Corvus Nevada and Carl Brechtel, incorporated by reference to Exhibit 10.4 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.4*	Separation Agreement made as of June 29, 2015 between the Company and Russell Myer incorporated by reference to Exhibit 10.5 to the Company’s 10K filing as filed with the SEC on August 25, 2015

21.1	List of Subsidiaries

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Crowe MacKay LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Management contract or compensatory plan.

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2017 and May 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years ended May 31, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the Years Ended May 31, 2017 and 2016, (iv) the Consolidated Statements of Changes in Equity for the Years Ended May 31, 2017 and 2016, (v) the Notes to the Consolidated Financial Statements.

