Form 10-Q
period 2017-08-31
Corvus Gold Inc.
filed 2017-10-12
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 11, 2017, the registrant had 99,779,582 common shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	August 31, 2017	May 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$4,438,555	$1,300,553
Accounts receivable	14,802	13,524
Prepaid expenses	270,479	249,176

Total current assets	4,723,836	1,563,253

Property and equipment (note 3)	62,360	69,529
Capitalized acquisition costs (note 4)	4,959,185	4,527,740

Total assets	$9,745,381	$6,160,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$189,104	$293,085

Total current liabilities	189,104	293,085

Asset retirement obligations (note 4)	315,885	340,176

Total liabilities	504,989	633,261

Shareholders’ equity
Share capital (note 5)	78,351,407	72,670,170
Contributed surplus (note 5)	12,536,394	12,480,784
Accumulated other comprehensive income - cumulative translation differences	950,519	1,348,070
Deficit accumulated during the exploration stage	(82,597,928)	(80,971,763)

Total shareholders’ equity	9,240,392	5,527,261

Total liabilities and shareholders’ equity	$9,745,381	$6,160,522

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2017	2016

Operating expenses
Administration	$105	$361
Consulting fees (notes 5 and 6)	135,707	161,266
Depreciation (note 3)	4,314	5,322
Exploration expenditures (notes 4 and 5)	728,339	653,506
Insurance	49,848	29,482
Investor relations (notes 5 and 6)	146,981	145,480
Office and miscellaneous	40,175	28,885
Professional fees (note 5)	57,255	65,162
Regulatory	25,470	22,829
Rent	28,894	28,883
Travel	26,144	18,829
Wages and benefits (notes 5 and 6)	238,225	340,086

Total operating expenses	(1,481,457)	(1,500,091)

Other income (expense)
Interest income	441	8,764
Foreign exchange loss	(145,149)	(14,610)

Total other expense	(144,708)	(5,846)

Net loss for the period	(1,626,165)	(1,505,937)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(397,551)	19,882

Comprehensive loss for the period	$(2,023,716)	$(1,486,055)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average number of shares outstanding	97,209,473	91,105,452

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2017	2016

Operating activities
Net loss for the period	$(1,626,165)	$(1,505,937)
Add items not affecting cash:
Depreciation	4,314	5,322
Stock-based compensation (note 5)	158,638	176,238
Foreign exchange loss	145,149	14,610
Changes in non-cash items:
Accounts receivable	(1,278)	6,663
Prepaid expenses	(21,303)	2,740
Accounts payable and accrued liabilities	(103,981)	(117,364)

Cash used in operating activities	(1,444,626)	(1,417,728)

Financing activities
Cash received from issuance of shares	4,790,700	2,701,000
Share issuance costs	(22,491)	(11,515)

Cash provided by financing activities	4,768,209	2,689,485

Investing activities
Expenditures on property and equipment	(1,424)	(4,271)

Cash used in investing activities	(1,424)	(4,271)

Effect of foreign exchange on cash	(184,157)	(12,459)

Increase in cash and cash equivalents	3,138,002	1,255,027

Cash and cash equivalents, beginning of the period	1,300,553	4,783,519

Cash and cash equivalents, end of the period	$4,438,555	$6,038,546

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2017	92,369,582	$72,670,170	$12,480,784	$1,348,070	$(80,971,763)	$5,527,261

Net loss for the period	-	-	-	-	(1,626,165)	(1,626,165)
Shares issued for cash
Private placement	6,200,000	4,650,000	-	-	-	4,650,000
Exercise of stock options	210,000	140,700	-	-	-	140,700
Share issued for capitalized acquisition costs	1,000,000	810,000	-	-	-	810,000
Other comprehensive income (loss)
Exchange difference on translating foreign operations	-	-	-	(397,551)	-	(397,551)
Share issuance costs	-	(22,491)	-	-	-	(22,491)
Reclassification of contributed surplus on exercise of stock options	-	103,028	(103,028)	-	-	-
Stock-based compensation	-	-	158,638	-	-	158,638

Balance, August 31, 2017	99,779,582	$78,351,407	$12,536,394	$950,519	$(82,597,928)	$9,240,392

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

On August 25, 2010, International Tower Hill Mines Ltd. (“ITH”) completed a Plan of Arrangement (the “Arrangement”) whereby its existing Alaska mineral properties (other than the Livengood project) and related assets and the North Bullfrog mineral property and related assets in Nevada (collectively, the “Nevada and Other Alaska Business”) were indirectly spun out into a new public company, being Corvus Gold Inc. (“Corvus” or the “Company”). As part of the Arrangement, ITH transferred its wholly-owned subsidiary Corvus Gold Nevada Inc. (“Corvus Nevada”) (which held the North Bullfrog property), to Corvus and a wholly-owned Alaskan subsidiary of ITH, Talon Gold Alaska, Inc. sold to Raven Gold Alaska Inc. (“Raven Gold”), the Terra, Chisna, LMS and West Pogo properties. As a consequence of the completion of the Arrangement, the Terra, Chisna, LMS, West Pogo and North Bullfrog properties were transferred to Corvus.

The Company was incorporated on April 13, 2010 under the Business Corporations Act (British Columbia). These condensed interim consolidated financial statements reflect the cumulative operating results of the predecessor, as related to the mineral properties that were transferred to the Company from June 1, 2006.

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At August 31, 2017, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at August 31, 2017, the Company had working capital of $4,534,732 compared to working capital of $1,270,168 as at May 31, 2017.  On July 7, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per common share for gross proceeds of $4,650,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statements are issued and will be required to raise additional funds through public or private equity financings, significantly reduce exploration expenditures and administrative expenses, or consider other options such as sales of its mineral properties, in order to continue in business.

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

Basis of presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2017 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at August 31, 2017 and the results of its operations for the three months then ended. Operating results for the three months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018. The 2017 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Group”), Corvus Gold (USA) Inc. (“Corvus USA”) (a Nevada corporation), Corvus Nevada (a Nevada corporation), Raven Gold (an Alaska corporation), SoN Land and Water LLC (“SoN”) (a Nevada limited liability company) and Mother Lode Mining Company LLC. All intercompany transactions and balances were eliminated upon consolidation.

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended August 31, 2017, 9,976,900 outstanding stock options (2016 – 7,831,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures, which are expected to be insignificant until the Company begins to generate revenue. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely align U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years and interim periods within those years, beginning after December 15, 2016. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. This ASU will not have a material effect on the Company's consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of the standard on its ongoing reporting.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored Value Products. ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect this ASU to have a material effect on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU. No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU No. 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the effect of this standard on its ongoing reporting.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 is intended to reduce diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. The new guidance clarifies the classification of cash activity related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle pursuant to which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect it to have a material effect on the Company's consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires entities to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs rather than current guidance which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

3.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2017	$78,341	$92,094	$67,500	$237,935
Additions	1,424	-	-	1,424
Currency translation adjustments	(4,327)	(6,576)	(4,820)	(15,723)

Balance, August 31, 2017	$75,438	$85,518	$62,680	$223,636

Depreciation
Balance, May 31, 2017	$53,544	$78,466	$36,396	$168,406
Depreciation for the period	1,857	974	1,483	4,314
Currency translation adjustments	(3,178)	(5,629)	(2,637)	(11,444)

Balance, August 31, 2017	$52,223	$73,811	$35,242	$161,276

Carrying amounts

Balance, May 31, 2017	$24,797	$13,628	$31,104	$69,529

Balance, August 31, 2017	$23,215	$11,707	$27,438	$62,360

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Balance, May 31, 2017	$4,527,740	$-	$4,527,740

Acquisition costs
Shares issued (note 5)	-	810,000	810,000
Currency translation adjustments	(469,164)	90,609	(378,555)

Balance, August 31, 2017	$4,058,576	$900,609	$4,959,185

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2017:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$43,842	$-	$43,842
Drilling	(3,323)	66	(3,257)
Equipment rental	14,426	11,628	26,054
Field costs	14,807	59,542	74,349
Geological/ Geophysical	26,767	49,075	75,842
Land maintenance & tenure	194,707	33,839	228,546
Permits	6,240	2,999	9,239
Studies	219,755	39,500	259,255
Travel	8,883	5,586	14,469

Total expenditures for the period	$526,104	$202,235	$728,339

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2016:

	North Bullfrog	Total
	(note 4a))

Exploration costs:
Assay	$102,964	$102,964
Drilling	212,022	212,022
Equipment rental	8,588	8,588
Field costs	39,974	39,974
Geological/ Geophysical	56,675	56,675
Land maintenance & tenure	204,645	204,645
Permits	2,565	2,565
Studies	14,036	14,036
Travel	12,037	12,037

Total expenditures for the period	$653,506	$653,506

a)	North Bullfrog Project, Nevada

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

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of the following leases:

(1)	Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) 12 patented mining claims referred to as the “Connection” property. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 (paid) on signing and annual payments for the first three anniversaries of USD 10,800 (paid) and USD 16,200 for every year thereafter (paid to October 27, 2016). Redstar has an option to purchase the property (subject to the net smelter return (“NSR”) royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(2)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased three patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009 (paid), USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2017). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(3)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased two patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009 (paid), USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2017). The lessor is entitled to receive a 3% NSR royalty on all production, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty). On May 29, 2014, the parties signed a First Amendment Agreement whereby the Lease is amended to provide that in addition to the Advance Minimum Royalty payments payable in respect of the Original Claims, the lessee will now pay to the lessor Advance Minimum Royalty payments in respect of the Yellow Rose Claims of USD 2,400 on execution, USD 2,400 on each of May 29, 2015, 2016 and 2017 (paid to May 29, 2017), USD 3,600 on May 29, 2018 and each anniversary thereafter. The Lessor is entitled to receive a 3% NSR royalty on all production from the Yellow Rose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

(4)	Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased 12 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter (paid to May 16, 2017). The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

(5)	Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and two arm’s length individuals, Redstar has leased three patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009 (paid), USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 22, 2017). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(6)	Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009 (paid), USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation (paid to June 16, 2017). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

As a consequence of the acquisition of Redstar and Redstar US’s interest in the foregoing leases, Corvus Nevada is now the lessee under all of such leases.

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

o	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties).
o	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH common shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871; USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH delivered on November 7, 2014 paid with cash of $21,200; USD 10,000 paid on November 23, 2015 and 50,000 common shares of ITH delivered on November 5, 2015 paid with cash of $19,237; and USD 10,000 paid on November 17, 2016 and 50,000 common shares of ITH, purchased for $53,447 in the market by the Company, were delivered on November 10, 2016).
o	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (issued 25,000 common shares of the Company on November 18, 2015 and 25,000 shares of the Company on November 18, 2016).
o	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years 4 – 6 (incurred) and USD 300,000 for the years 7 – 10 (incurred). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.
o	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, 2 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2017), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 kilometres north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is 3 years with provision to extend the lease for an additional 7 years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2017). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

b)	Mother Lode Property, Nevada

Pursuant to a purchase agreement made effective June 9, 2017 between Corvus Nevada and Goldcorp USA, Inc., Corvus Nevada has acquired 100% of the Mother Lode Property (the “Mother Lode Property”). In addition, Corvus Nevada staked two additional adjacent claim blocks to the Mother Lode Property. In connection with the acquisition, the Company issued 1,000,000 common shares at a price of $0.81 per share to Goldcorp USA, Inc. (note 5). The Mother Lode Property is subject to an NSR in favour of Goldcorp USA, Inc. The NSR pays 1% from production at the Mother Lode Property when the price of gold is less than USD 1,400 per ounce and an additional 1% NSR for a total of 2% NSR when gold price is greater than or equal to USD 1,400 per ounce.

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

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future site reclamation costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $315,885 (USD 252,000) (May 31, 2017 - $340,176 (USD 252,000)). The fair value of the liability was determined to be equal to the estimated reclamation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended August 31, 2017:

a)	On June 9, 2017, the Company issued 1,000,000 common shares in connection with the acquisition of the Mother Lode Property (note 4b), with a fair value of $810,000. The Company paid an additional $7,703 in share issuance costs.

b)	On July 7, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per common share for gross proceeds of $4,650,000. In connection with the financing, the Company paid an additional $14,788 in share issuance costs.

c)	An aggregate of 210,000 common shares were issued on exercise of 210,000 stock options for gross proceeds of $140,700.

Stock options

Stock options awarded to employees and non-employees by the Company are measured and recognized in the Condensed Interim Consolidated Statement of Operations and Comprehensive Loss over the vesting period.

The Company has adopted an incentive stock option plan, first adopted in 2010 and then amended in 2013 (the “Amended 2010 Plan”). The essential elements of the Amended 2010 Plan provide that the aggregate number of common shares of the Company’s share capital that may be made issuable pursuant to options granted under the Amended 2010 Plan (together with any other shares which may be issued under other share compensation plans of the Company) may not exceed 10% of the number of issued common shares of the Company at the time of the granting of the options. Options granted under the Amended 2010 Plan will have a maximum term of ten years. The exercise price of options granted under the Amended 2010 Plan will not be less than the greater of the market price of the common shares (as defined by TSX, currently defined as the 5 day volume weighted average price for the 5 trading days immediately preceding the date of grant) or the closing market price of the Company’s common shares for the trading day immediately preceding the date of grant, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Amended 2010 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the status of the stock option plan as of August 31, 2017, and May 31, 2017, and changes during the periods are presented below:

	Three months ended August 31, 2017		Year ended May 31, 2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	8,846,900	$0.87	7,981,000	$0.85
Granted	1,840,000	0.77	1,135,000	1.02
Exercised	(210,000)	(0.67)	(200,000)	(0.50)
Forfeited	(500,000)	(0.92)	(69,100)	(0.93)

Balance, end of the period	9,976,900	$0.85	8,846,900	$0.87

The weighted average remaining contractual life of options outstanding at August 31, 2017 was 2.34 years (May 31, 2017 – 1.85 years).

Stock options outstanding are as follows:

	August 31, 2017			May 31, 2017
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

November 17, 2016*	$-	-	-	$0.67	210,000	210,000
May 1, 2017*	$-	-	-	$0.73	50,000	50,000
May 29, 2017*	$-	-	-	$0.92	300,000	300,000
September 19, 2017*	$0.96	2,016,900	2,016,900	$0.96	2,016,900	2,016,900
October 29, 2017	$-	-	-	$0.96	100,000	100,000
August 16, 2018	$0.76	2,120,000	2,120,000	$0.76	2,120,000	2,120,000
September 8, 2019	$1.40	1,265,000	1,265,000	$1.40	1,265,000	1,265,000
September 9, 2020	$0.46	640,000	426,240	$0.46	640,000	426,240
November 13, 2020	$0.49	1,010,000	672,660	$0.49	1,010,000	672,660
June 22, 2018	$-	-	-	$1.02	50,000	33,300
September 15, 2021	$0.91	1,085,000	361,305	$0.91	1,085,000	361,305
July 31, 2022	$0.77	1,840,000	-	$-	-	-

		9,976,900	6,862,105		8,846,900	7,555,405

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $951,067 (2016 - $21,060), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the three months ended August 31,	2017	2016

Risk-free interest rate	1.65%	0.60%
Expected life of options (in years)	5	2
Annualized volatility	79.14%	83.45%
Dividend yield	0%	0%
Exercise price	$0.77	$1.02

Fair value per share	$0.52	$0.42

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the three months ended August 31,	2017	2016

Consulting fees	$69,957	$98,516
Exploration expenditures – Geological/geophysical	12,260	4,635
Investor relations	21,738	20,534
Professional fees	1,884	1,908
Wages and benefits	52,799	50,645

	$158,638	$176,238

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the three months ended August 31,	2017	2016

Consulting fees to CFO	$20,000	$20,000
Wages and benefits to CEO and COO	146,890	145,973
Directors fees (included in consulting fees)	36,750	33,750
Fees to former Vice President of Corporate Communications (included in investor relations)	-	37,500
Stock-based compensation to related parties	123,150	151,439

	$326,790	$388,662

As at August 31, 2017, included in accounts payable and accrued liabilities was $3,110 (May 31, 2017 – $18,271) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

August 31, 2017
Capitalized acquisition costs	$-	$4,959,185	$4,959,185
Property and equipment	$7,739	$54,621	$62,360

May 31, 2017
Capitalized acquisition costs	$-	$4,527,740	$4,527,740
Property and equipment	$8,367	$61,162	$69,529

For the period ended August 31,	2017	2016

Net loss for the period – Canada	$(633,776)	$(491,590)
Net loss for the period – United States	(992,389)	(1,014,347)

Net loss for the period	$(1,626,165)	$(1,505,937)

8.	SUBSIDIARIES

Significant subsidiaries for the three months ended August 31, 2017 and 2016 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2017	The Company’s effective interest for 2016

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	N/A

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended August 31,	2017	2016

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$810,000	$-
Reclassification of contributed surplus on exercise of stock options	$103,028	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements for the three months ended August 31, 2017, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

Accordingly, information contained in this report and the Technical Report referenced in this report contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES AND HISTORICAL ESTIMATES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”) and interests in the Mother Lode Property. Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary economic assessment included in the Technical Report on the NBP is preliminary in nature and includes “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the NBP will ever be realized. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Readers should refer to the Technical Report for additional information.

The historic estimates (Inter-Rock Gold Inc. Annual Report 1996, subsequently changed to Inter-Rock Minerals Inc. available on www.sedar.com) for the Mother Lode Property contained in this report should not be relied upon. These estimates are not NI 43-101 compliant. While the Company considers these historical estimates to be relevant to investors as it may indicate the presence of mineralization, a qualified person for the Company has not done sufficient work to classify the historical estimates as current mineral resources as defined by NI 43-101 and the Company is not treating these historical estimates as a current mineral resource.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;
•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP and the Mother Lode Property;
•	the Company’s estimates of the quality and quantity of the mineral resources at its mineral properties;
•	the timing and cost of planned exploration programs of the Company, and the timing of the receipt of results therefrom;
•	the Company’s future cash requirements and use of proceeds of sales;
•	general business and economic conditions;
•	the Company’s ability to meet its financial obligations as they come due, and the ability to raise the necessary funds to continue operations;
•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;
•	the potential for the existence or location of additional high-grade veins at the NBP, or high-grade mineralization at the Mother Lode Property;
•	the potential to expand Company’s existing deposits and discover new deposits;
•	the potential for any delineation of higher grade mineralization at the NBP or Mother Lode Property;
•	the potential for there to be one or more additional vein zones;
•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;
•	the potential for the NBP or the Mother Lode Property mineralization systems to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery;
•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure;
•	that the Company will operate at a loss
•	that the Company will need to scale back anticipated costs and activities or raise additional funds;
•	that the Company will have to raise substantial additional capital to accomplish its business plan over the next couple of years;
•	the historic estimates of the Mother Lode Property as an indication of the presence of mineralization;
•	the estimated restoration costs and asset retirement;
•	the plans related to the development of the Mother Lode Property and the NBP in the future;
•	the Mother Lode Property work plan and mine development plan/program; and
•	the speculation about potential mineralization in the North Jolly Jane target, the Cat Hill target, the Jim Dandy target and the Savage target.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•	our requirement of significant additional capital;
•	our limited operating history;
•	our history of losses;
•	cost increases for our exploration and, if warranted, development projects;
•	our Properties being in the exploration stage;
•	mineral exploration and production activities;

•	our lack of mineral production from our Properties;
•	estimates of mineral resources;
•	changes in mineral resource estimates;
•	differences in United States and Canadian mineral reserve and mineral resource reporting;
•	our exploration activities being unsuccessful;
•	fluctuations in gold, silver and other metal prices;
•	our ability to obtain permits and licenses for production;
•	government and environmental regulations that may increase our costs of doing business or restrict our operations;
•	proposed legislation that may significantly affect the mining industry;
•	land reclamation requirements;
•	competition in the mining industry;
•	equipment and supply shortages;
•	tax issues;
•	current and future joint ventures and partnerships;
•	our ability to attract qualified management;
•	the ability to enforce judgment against certain of our Directors;
•	currency fluctuations;
•	claims on the title to our Properties;
•	surface access on our Properties;
•	potential future litigation;
•	our lack of insurance covering all our operations;
•	our status as a “passive foreign investment company” under US federal tax code; and
•	the common shares.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, as filed with the SEC on June 29, 2017, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

Current Business Activities

General

The Company’s material mineral property is the NBP, an advanced exploration stage project in Nevada which has a number of high-priority, bulk tonnage and high-grade vein targets (held through Corvus Gold Nevada Inc. (“Corvus Nevada”), a Nevada subsidiary). In addition to NBP, the Company has acquired the Mother Lode Property which is located approximately 12 miles to the south east of NBP. The Mother Lode Property was mined in the late 1980s and has substantial gold mineralization remaining unexploited extending to the north of the existing open pit mine.

The primary focus of the Company will be to leverage its exploration expertise to expand its existing deposits and discover major new gold deposits. Other than with respect to the ongoing exploration of the NBP, the Company’s strategy is to leverage its other non-core assets by maintaining a retained royalty.

Highlights of activities during the period and to the date of this MD&A include:

•	The Mother Lode Property, consisting of 13 lode mining claims and containing substantial historically defined mineralization was acquired in June 2017.
•	Two additional groups of claims (the MN and ME claim groups) were staked in close proximity to the Mother Lode Property claims to add to the exploration potential and to provide future project infrastructure areas.
•	A private placement with Coeur Mining, Inc. (“Coeur Mining”) was closed for $4,650,000. The Company issued 6,200,000 common shares to Coeur Mining under the terms of the agreement.

•	Final results from the 2017 Phase 2 drill program consisting of 11 holes from the Cat Hill, Jim Dandy, Savage East and Deep, North Jolly Jane, and Western Zone – Sierra Blanca Targets were received and evaluated.
•	Metallurgical test results were received for the Ambient Atmospheric Oxidation processing on the 4 primary types of sulfide mineralization at NBP. The test results indicate that overall gold recoveries between 87% - 92% could be achieved by concentration of the sulfide minerals, oxidation of the concentrates and cyanide leaching of the residue.
•	Baseline characterization activities continued with water quality sampling at NB-WW-04.
•	Water production tests were conducted at the Company’s Sarcobatus property and indicated that the water resources available under the current permits could be produced from a single well at the property.
•	Mr. Ron Largent, formerly Chief Operating Officer for Anglogold Ashanti Ltd., was added to the Company’s project resources as Special Advisor, to assist in development of the integrated mine plans.

Corporate Financial Activities

On July 7, 2017, the Company announced the closing of a $4,650,000 private placement with Coeur Mining at $0.75 per share. Under the terms of the agreement, the Company issued 6,200,000 common shares.

Nevada Properties

North Bullfrog Project

Our principal mineral property is the NBP, a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 10 kilometres north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. A NI 43-101 technical report entitled “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project Bullfrog Mining District, Nye County, Nevada” with an effective date of June 16, 2015, as amended and restated on May 18, 2016, (the “Technical Report”) is available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding mineral resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The NBP is located in the Bullfrog Hills of northwestern Nye County, Nevada (Figure 1). The NBP covers about 7,223 hectares of patented and unpatented mining claims in Sections 20, 21, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 11, 12, 13, and 14 of T11S, R46E; section 31 of T10S, R47E; and sections 6, 9, 15, 16, and 17 T11S, R47E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode mining claims (Figure 2). Corvus Nevada owns an additional five patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sacrobatus hydrographic basin (Basin 146).

Figure 1. Property Map showing the Location of the North Bullfrog Project.

Figure 2. Property Map of the North Bullfrog Project, Blue outline shows the NBP boundary and red areas are the Leased Private Land (UTm NAD 27 Zone 11).

NBP Project Development Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. Water quality monitoring well, NB-WW-04 was cycled regularly and water quality samples were collected in June and August.

The Company’s Sarcobatus water production well was pump tested in June and in September of 2017.

Metallurgical testing of mineralization from the YellowJacket, Liberator and Western Zone was begun in Q1 of calendar year 2017. The testing included flotation concentration tests of 11 concentration samples, and 5 column leach tests. The column leach tests are underway, and results are pending. High recovery of gold to concentrate was achieved in all of the 11 concentration samples. Following the production of concentrate samples, the sulphide concentrates were re-ground, and then oxidized using Ambient Atmospheric Oxidation (AAO), injected oxygen and, with both Soda Ash and Trona as the neutralizer. The oxidized concentrates were then leached with a cyanide solution in bottle roll tests. Virtually 100% of the concentrate was oxidized in the tests, and high proportions of the contained gold were leached from the oxidized concentrates. Table 1 summarizes the results of the concentrate testing for the four rock types containing the majority of the sulphide mineralization at NBP for both soda ash and trona as the neutralizing agent.

Table 1

North Bullfrog Mill Concentrate AAO Testing

Sample Unit	Gold Recovery to Concentrate	Concentration Ratio (mineralized tonne to concentrate)	Post AAO CN Gold Recovery (from concentrate)	Overall Gold Recovery (from mineralized tonne)
Soda Ash
Sierra Blanca	94%	9:1	99%	93%
Pioneer Tuff	94%	14:1	100%	94%
Rhyolite	89%	14:1	100%	89%
Dacite	88%	5:1	100%	88%
Trona
Sierra Blanca	94%	9:1	97%	91%
Pioneer Tuff	94%	14:1	99%	93%
Rhyolite	89%	14:1	98%	87%
Dacite	88%	5:1	99%	87%

Mother Lode Property, Nevada

On June 9, 2017, the Company acquired the Mother Lode Property (Figure 3), which is located immediately east of Beatty, Nevada, in Nye County. The Mother Lode Property is in the Bare Mountain District, and was previously mined by Glamis Gold Ltd. as part of the Daisy Project. The Company acquired the 13 Federal mining claims comprising the Mother Lode Property from Goldcorp USA, Inc. (“Goldcorp”). The Company has also staked an additional 30 claims (the MN claim group) to the northwest of the Mother Lode Property claims and an additional 22 claims (the ME claim group) to the east of the Mother Lode Property claims.

Due to the recent acquisition of the Mother Lode Property and the need to verify historical data through a new exploration program, the Company does not currently consider the Mother Lode Property to be a material property to the Company. The Mother Lode Property does not have any known proven or probable reserves under SEC Industry Guide 7 and is exploratory in nature.

The Mother Lode Property is located in Nye County Nevada in the Bare Mountain District, south and east of the community of Beatty. The Mother Lode Property covers about 542 hectares of Federal mining claims in Sections 1, 12 and 13 of T12S, R47E and Sections 6, 7, 8, 9, 16 and 18 of T12S, R48E, MDBM.

Figure 3. Map showing new Mother Lode Property location and property layout; including map showing the location of Mother Lode Property with respect to the NBP and the community of Beatty, NV

The Mother Lode Property covers approximately 101 hectares and contains a historic (non-NI 43-101 compliant) mineralization of 8.5 million tonnes (“Mt”) at a grade of 1.6 grams per tonne (“g/t”) gold totaling approximately 430,000 ounces (“oz”) of gold (converted from 9.4 million short tons at a grade of 0.046 ounces per short ton gold totaling approximately 432,000 oz of gold in the Inter-Rock Gold Inc. Annual Report 1996, subsequently changed to Inter-Rock Minerals Inc. available on www.sedar.com). In addition, Corvus Nevada staked two additional claim blocks adjacent to the Mother Lode Property totaling 420 hectare, covering areas of exploration and development potential. The Mother Lode Property is in close proximity to the NBP. The historic estimates for the Mother Lode Property contained herein should not be relied upon. These estimates are not NI 43-101 compliant and use categories other than those set out in NI 43-101. Significant work will need to be done, including drilling, to prepare an estimation in compliance with NI 43-101. While Corvus considers these historical estimates to be relevant to investors as it may indicate the presence of mineralization, a qualified person for Corvus has not done sufficient work to classify the historical estimates as current mineral resources as defined by NI 43-101 and Corvus is not treating these historical estimates as a current mineral resource.

Terms of the acquisition of the Mother Lode Property from Goldcorp include:

•	Issuance of 1,000,000 common shares at $0.81 per share.
•	The Mother Lode Property granted an NSR in favour of Goldcorp. The NSR pays 1% from production at the Mother Lode Property when the price of gold is less than USD 1,400/oz and an additional 1% NSR for a total of 2% NSR when gold price is greater than or equal to USD 1,400/oz.

The Mother Lode deposit is similar in age to the historic Bullfrog Mine and the newly discovered NBP, and is hosted in both Tertiary volcanic-sedimentary rocks and Paleozoic sedimentary rocks. The mineralization at the Mother Lode Property occurs as low angle, north dipping, near surface, tabular bodies of mixed sulfide and oxide mineralization. Key structural controls in the deposit appear to be a series of north northwest high angle structures which have acted as conduits for mineralizing fluids (appears similar to the YellowJacket deposit at North Bullfrog). An important untested target for additional high-grade mineralization is the intersection of the major, low angle east-northeast trending Fluorspar Canyon Fault Zone and the high-angle N-NW trending feeder structures approximately 50 metres below the existing Mother Lode deposit.

Corvus has not conducted any exploration activities on the Mother Lode Property due to its recent acquisition and has only recently commenced exploration. The current Mother Lode Property land package is limited in size, but adequate for the currently envisioned satellite mining project and surface processing facilities. Corvus is also considering a plan where the higher-grade ore would be trucked to the planned Corvus mill facility at the NBP, which is approximately 20 miles away by road. Preliminary column test, heap leach metallurgical work on the deposit indicates heap leach potential for the lower grade material. Currently, there are no NI 43-101 mineral resource estimates at the Mother Lode Property. Estimates of gold mineralization at the Mother Lode Property are available in historical data obtained during the property purchase. Verification of those data is expected to be undertaken through a drilling program started in September 2017.

As Corvus geologists and engineers review the extensive digital and hard copy database the Company will provide project and exploration target updates during the summer of 2017. Corvus currently plans to begin its initial phase of resource confirmation and exploration drilling on the Mother Lode Property in the fall of this year

The 2017 Mother Lode Property work plan is expected to focus on the preparation of a mineral resource estimation to comply with NI 43-101 requirements. The Company believes the Mother Lode Property has areas of potential mill and heap leach grade mineralization within a low strip ratio, open pit configuration.

*The historic estimates (Inter-Rock Gold Inc. Annual Report 1996, subsequently changed to Inter-Rock Minerals Inc. available on www.sedar.com) for the Mother Lode Property contained in this report should not be relied upon. These estimates are not NI 43-101 compliant. While the Company considers these historical estimates to be relevant to investors as it may indicate the presence of mineralization, a qualified person for the Company has not done sufficient work to classify the historical estimates as current mineral resources as defined by NI 43-101 and the Company is not treating these historical estimates as a current mineral resource.

Qualified Person and Quality Control/Quality Assurance

Jeffrey A. Pontius (CPG 11044), a qualified person as defined by NI 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the NBP disclosure in this Quarterly Report on Form 10-Q and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Pontius is not independent of the Company, as he is the Chief Executive Officer and holds common shares and incentive stock options.

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

Carl Brechtel (Colorado PE 23212 and Nevada PE 8744), a qualified person as defined by NI 43-101, has supervised the NBP metallurgical testing program and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Brechtel is not independent of the Company, as he is the Chief Operating Officer and holds common shares and incentive stock options.

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

For additional information on the NBP project, including information relating to exploration, data verification and the mineral resource estimates, see the Technical Report, which is available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding mineral resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Results of Operations

Three months ended August 31, 2017 Compared to Three months ended August 31, 2016

For the three months ended August 31, 2017, the Company had a net loss of $1,626,165 compared to a net loss of $1,505,937 in the comparative period of the prior year. Included in net loss was $158,638 (2016 - $176,238) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. The increase in loss of $120,228 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $728,339 incurred in the current period compared to $653,506 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to increased stock-based compensation charges of $12,260 during the current year compared to $4,635 in the prior year and an increase of $67,208 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company focused all its exploration efforts on the NBP.

Consulting fees decreased to $135,707 (2016 - $161,266) mainly due to decreased stock-based compensation charges of $69,957 during the current period compared to $98,516 in the comparative period of the prior year.

Insurance expenses increased to $49,848 (2016 - $29,482) mainly due to increased insurance premiums as a result of increased Director and Officer Liability coverage during the current period compared with the comparative period of the prior year.

Wages and benefits decreased to $238,225 (2016 - $340,086) mainly due to a decrease of $104,015 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers and the severance pay to the former President in the comparative period of the prior year offset by increased stock-based compensation charges of $52,799 during the current period compared to $50,645 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $105 (2016 - $361), depreciation expenses of $4,314 (2016 - $5,322), investor relations expenses of $146,981 (2016 - $145,480), office expenses of $40,175 (2016 - $28,885), professional fees of $57,255 (2016 - $65,162), regulatory expenses of $25,470 (2016 - $22,829), rent expenses of $28,894 (2016 – $28,883) and travel expenses of $26,144 (2016 - $18,829).

Other items amounted to a loss of $144,708 compared to a loss of $5,846 in the comparative period of the prior year. There was an increase in foreign exchange to a loss of $145,149 (2016 - $14,610), which is the result of factors outside of the Company’s control and a decrease in interest income of $441 (2016 - $8,764) as a result of less investment in cashable GIC’s during the current period.

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

The condensed interim consolidated financial statements have been prepared on a going concern basis, which presume the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or obtaining additional financing.

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

The Company reported cash and cash equivalents of $4,438,555 as at August 31, 2017 compared to $1,300,553 as at May 31, 2017. The change in cash position was the net result of $1,444,626 used for operating activities, $1,424 used on property and equipment, and $4,768,209 received from the private placements of common shares in July 2017 (net of share issue costs), issuance of common shares for the NBP in June 2017 and exercise of stock options during the period ended August 31, 2017.

As at August 31, 2017, the Company had working capital of $4,534,732 compared to working capital of $1,270,168 as at May 31, 2017. On July 7, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per share for gross proceeds of $4,650,000. The Company expects that it will operate at a loss for the foreseeable future and believes the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the fiscal year ending May 31, 2018. The Company’s current anticipated operating expenses are $6,097,000 until May 31, 2018 and $6,731,000 until August 31, 2018. The Company’s anticipated monthly burn rate averages approximately $677,000 for September 2017 to May 2018, where approximately $237,000 is for administrative purposes and approximately $440,000 is for planned exploration expenditures related to the completion of the ongoing exploration programs at the NBP and the Mother Lode Property. From September 2017 to August 2018, the Company’s anticipated monthly burn rate averages approximately $561,000, of which $231,000 is for administrative purposes and approximately $330,000 is for planned exploration expenditures related to the ongoing exploration programs at the NBP and the Mother Lode Property. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of December 2017 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP and the Mother Lode Property on its currently anticipated scheduling.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production”. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the NBP and the Mother Lode Property to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2018 fiscal year.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K as filed with the SEC on June 29, 2017, under “Certain United States Federal Income Tax Considerations”.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of May 31, 2017, being the last day of our last fiscal year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of August 31, 2017 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of August 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended August 31, 2017 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on June 29, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All sales of unregistered equity securities during the period covered by this report were previously reported on Form 8-K.

Repurchase of Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months period ended August 31, 2017, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at August 31, 2017 and May 31, 2017, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended August 31, 2017 and August 31, 2016, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2017 and August 31, 2016, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Three Months Ended August 31, 2017, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: October 11, 2017

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 11, 2017

