Form 10-Q
period 2017-11-30
Corvus Gold Inc.
filed 2018-01-11
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
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

As of January 11, 2018, the registrant had 104,255,175 common shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	November 30, 2017	May 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$6,276,927	$1,300,553
Accounts receivable	16,723	13,524
Prepaid expenses	150,382	249,176

Total current assets	6,444,032	1,563,253

Property and equipment (note 3)	65,388	69,529
Capitalized acquisition costs (note 4)	5,192,620	4,527,740

Total assets	$11,702,040	$6,160,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$270,080	$293,085

Total current liabilities	270,080	293,085

Asset retirement obligations (note 4)	343,048	340,176

Total liabilities	613,128	633,261

Shareholders’ equity
Share capital (note 5)	78,437,843	72,670,170
Share subscription advance (note 10)	3,999,999	-
Contributed surplus (note 5)	12,705,552	12,480,784
Accumulated other comprehensive income - cumulative translation differences	1,099,328	1,348,070
Deficit accumulated during the exploration stage	(85,153,810)	(80,971,763)

Total shareholders’ equity	11,088,912	5,527,261

Total liabilities and shareholders’ equity	$11,702,040	$6,160,522

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended November 30,		Six months ended November 30,
	2017	2016	2017	2016

Expenses
Administration	$106	$92	$211	$453
Consulting fees (notes 5 and 6)	150,051	130,396	285,758	291,662
Depreciation (note 3)	4,695	5,685	9,009	11,007
Exploration expenditures (notes 4 and 5)	1,723,609	576,163	2,451,948	1,229,669
Insurance	48,280	28,834	98,128	58,316
Investor relations (notes 5 and 6)	242,944	194,543	389,925	340,023
Office and miscellaneous	37,809	33,228	77,984	62,113
Professional fees (note 5)	42,570	58,761	99,825	123,923
Regulatory	13,063	9,026	38,533	31,855
Rent	33,349	23,465	62,243	52,348
Travel	106,394	65,489	132,538	84,318
Wages and benefits (notes 5 and 6)	223,945	222,922	462,170	563,008

Total operating expenses	(2,626,815)	(1,348,604)	(4,108,272)	(2,848,695)

Other income (expense)
Interest income	5,681	9,566	6,122	18,330
Foreign exchange gain (loss)	65,252	10,815	(79,897)	(3,795)

Total other income (expense)	70,933	20,381	(73,775)	14,535

Net loss for the period	(2,555,882)	(1,328,223)	(4,182,047)	(2,834,160)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	148,809	123,143	(248,742)	143,025

Comprehensive loss for the period	$(2,407,073)	$(1,205,080)	$(4,430,789)	$(2,691,135)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of shares outstanding	99,808,571	92,348,153	98,501,921	91,723,407

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30,

	2017	2016

Operating activities
Net loss for the period	$(4,182,047)	$(2,834,160)
Add items not affecting cash:
Depreciation	9,009	11,007
Stock-based compensation (note 5)	348,070	314,083
Foreign exchange loss	79,897	3,795
Changes in non-cash items:
Accounts receivable	(3,199)	(8,893)
Prepaid expenses	98,794	32,333
Accounts payable and accrued liabilities	(23,005)	90,584

Cash used in operating activities	(3,672,481)	(2,391,251)

Financing activities
Cash received from issuance of shares	4,819,862	2,701,000
Share subscription advances	3,999,999	-
Share issuance costs	(22,491)	(17,554)

Cash provided by financing activities	8,797,370	2,683,446

Investing activities
Expenditures on property and equipment	(7,710)	(7,739)
Capitalized acquisition costs	(38,384)	(66,876)

Cash used in investing activities	(46,094)	(74,615)

Effect of foreign exchange on cash	(102,421)	25,016

Increase in cash and cash equivalents	4,976,374	242,596

Cash and cash equivalents, beginning of the period	1,300,553	4,783,519

Cash and cash equivalents, end of the period	$6,276,927	$5,026,115

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

	Number of shares	Amount	Share Subscription advances	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2017	92,369,582	$72,670,170	$-	$12,480,784	$1,348,070	$(80,971,763)	$5,527,261

Net loss for the period	-	-	-	-	-	(4,182,047)	(4,182,047)
Shares issued for cash
Private placement	6,200,000	4,650,000	-	-	-	-	4,650,000
Exercise of stock options	256,660	169,862	-	-	-	-	169,862
Share issued for capitalized acquisition costs	1,025,000	847,000	-	-	-	-	847,000
Other comprehensive income (loss)
Exchange difference on translating foreign operations	-	-	-	-	(248,742)	-	(248,742)
Share issuance costs	-	(22,491)	-	-	-	-	(22,491)
Reclassification of contributed surplus on exercise of stock options	-	123,302	-	(123,302)	-	-	-
Subscription received in advance	-	-	3,999,999	-	-	-	3,999,999
Stock-based compensation	-	-	-	348,070	-	-	348,070

Balance, November 30, 2017	99,851,242	$78,437,843	$3,999,999	$12,705,552	$1,099,328	$(85,153,810)	$11,088,912

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At November 30, 2017, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at November 30, 2017, the Company had working capital of $6,173,952 compared to working capital of $1,270,168 as at May 31, 2017.  On July 6, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per common share for gross proceeds of $4,650,000. On December 7, 2017, the Company closed a non-brokered private placement equity financing and issued 2,829,130 common shares at a price of $1.15 per common share for gross proceeds of $3,253,500 and 1,574,803 common shares at a price of $1.27 per common share for gross proceeds of $2,000,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statements are issued.

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

All currency amounts are stated in Canadian dollars unless noted otherwise.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2017 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at November 30, 2017 and the results of its operations for the six months then ended. Operating results for the six months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018. The 2017 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended November 30, 2017, 9,861,900 outstanding stock options (2016 – 8,896,900) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures, which are expected to be insignificant until the Company begins to generate revenue. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely align U.S. GAAP with International Financial Reporting Standards (“IFRS”). This ASU is effective for public business entities in fiscal years and interim periods within those years, beginning after December 15, 2016. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. This ASU will not have a material effect on the Company's consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the effect of this standard on its ongoing reporting.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. ASU 2017-09 clarifies the guidance on when to apply modification accounting under ASC 718, Compensation-Stock Compensation for changes to the terms or conditions of share-based payment awards. The amendments are effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect it to have a material effect on the Company’s consolidated financial statements and related disclosures.

3.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2017	$78,341	$92,094	$67,500	$237,935
Additions	7,710	-	-	7,710
Currency translation adjustments	(2,711)	(4,175)	(3,060)	(9,946)

Balance, November 30, 2017	$83,340	$87,919	$64,440	$235,699

Depreciation
Balance, May 31, 2017	$53,544	$78,466	$36,396	$168,406
Depreciation for the period	4,156	1,924	2,929	9,009
Currency translation adjustments	(1,964)	(3,531)	(1,609)	(7,104)

Balance, November 30, 2017	$55,736	$76,859	$37,716	$170,311

Carrying amounts

Balance, May 31, 2017	$24,797	$13,628	$31,104	$69,529

Balance, November 30, 2017	$27,604	$11,060	$26,724	$65,388

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Balance, May 31, 2017	$4,527,740	$-	$4,527,740

Acquisition costs
Cash payments (note 4a)(ii)(1))	38,384	-	38,384
Shares issued (notes 4a)(ii)(1), 4b) and 5)	37,000	810,000	847,000
Asset retirement obligations	-	18,292	18,292
Currency translation adjustments	(204,749)	(34,047)	(238,796)

Balance, November 30, 2017	$4,398,375	$794,245	$5,192,620

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2017:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$44,148	$130,818	$174,966
Drilling	(3,265)	868,901	865,636
Equipment rental	14,616	50,435	65,051
Field costs	14,133	170,931	185,064
Geological/ Geophysical	49,931	266,833	316,764
Land maintenance & tenure	220,204	42,797	263,001
Permits	6,240	35,532	41,772
Studies	416,391	70,363	486,754
Travel	9,294	43,646	52,940

Total expenditures for the period	$771,692	$1,680,256	$2,451,948

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2016:

	North Bullfrog	Total
	(note 4a))

Exploration costs:
Assay	$186,196	$186,196
Drilling	443,525	443,525
Equipment rental	20,506	20,506
Field costs	82,119	82,119
Geological/ Geophysical	131,501	131,501
Land maintenance & tenure	233,874	233,874
Permits	3,427	3,427
Studies	95,570	95,570
Travel	32,951	32,951

Total expenditures for the period	$1,229,669	$1,229,669

a)	North Bullfrog Project, Nevada

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

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of the following leases:

(1)	Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) 12 patented mining claims referred to as the “Connection” property. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 (paid) on signing and annual payments for the first three anniversaries of USD 10,800 (paid) and USD 16,200 for every year thereafter (paid to October 27, 2017). Redstar has an option to purchase the property (subject to the net smelter return (“NSR”) royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(2)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased three patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009 (paid), USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2017). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(3)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased two patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009 (paid), USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2017). The lessor is entitled to receive a 3% NSR royalty on all production, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty). On May 29, 2014, the parties signed a First Amendment Agreement whereby the Lease is amended to provide that in addition to the Advance Minimum Royalty payments payable in respect of the Original Claims, the lessee will now pay to the lessor Advance Minimum Royalty payments in respect of the Yellow Rose Claims of USD 2,400 on execution, USD 2,400 on each of May 29, 2015, 2016 and 2017 (paid to May 29, 2017), USD 3,600 on May 29, 2018 and each anniversary thereafter. The Lessor is entitled to receive a 3% NSR royalty on all production from the Yellow Rose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

(4)	Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased 12 patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter (paid to May 16, 2017). The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

(5)	Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and two arm’s length individuals, Redstar has leased three patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009 (paid), USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 22, 2017). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(6)	Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009 (paid), USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation (paid to June 16, 2017). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties). Pursuant to an extension agreement dated January 15, 2016 and fully executed and effective as of November 22, 2017, the parties agreed to extend the lease and option granted for an additional ten years with the same lease payment terms.

Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH common shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871; USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH delivered on November 7, 2014 paid with cash of $21,200; USD 10,000 paid on November 23, 2015 and 50,000 common shares of ITH delivered on November 5, 2015 paid with cash of $19,237; USD 10,000 paid on November 17, 2016 and 50,000 common shares of ITH, purchased for $53,447 in the market by the Company, were delivered on November 10, 2016; and USD 10,000 paid on November 22, 2017 and 50,000 common shares of ITH, purchased for $25,655 in the market by the Company, were delivered on November 30, 2017).

Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (issued 25,000 common shares of the Company on November 18, 2015; 25,000 shares of the Company on November 18, 2016 and 25,000 shares of the Company on November 30, 2017).

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

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, subject to extension for an additional ten years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2017), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 kilometres north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is three years with provision to extend the lease for an additional seven years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2017). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

b)	Mother Lode Property, Nevada

Pursuant to a purchase agreement made effective June 9, 2017 between Corvus Nevada and Goldcorp USA, Inc. (“Goldcorp USA”), Corvus Nevada has acquired 100% of the Mother Lode property (the “Mother Lode Property”). In addition, Corvus Nevada staked two additional adjacent claim blocks to the Mother Lode Property. In connection with the acquisition, the Company issued 1,000,000 common shares at a price of $0.81 per common share to Goldcorp USA (note 5). The Mother Lode Property is subject to an NSR in favour of Goldcorp.USA The NSR pays 1% from production at the Mother Lode Property when the price of gold is less than USD 1,400 per ounce and an additional 1% NSR for a total of 2% NSR when gold price is greater than or equal to USD 1,400 per ounce.

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

Environmental Expenditures

The operations of the Company may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

The Company estimates that the fair value of the liability for asset retirement as a result of exploration activities is $343,048 (USD 266,000) (May 31, 2017 - $340,176 (USD 252,000)). The fair value of the liability was determined to be equal to the estimated reclamation costs. Due to the early stage of the projects, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended November 30, 2017:

a)	On June 9, 2017, the Company issued 1,000,000 common shares in connection with the acquisition of the Mother Lode Property (note 4b)), with a fair value of $810,000. The Company paid an additional $7,703 in share issuance costs.

b)	On July 6, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per common share for gross proceeds of $4,650,000. In connection with the financing, the Company paid an additional $14,788 in share issuance costs.

c)	On November 30, 2017, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 4a)(ii)(1)), with a fair value of $37,000.

d)	An aggregate of 256,660 common shares were issued on exercise of 256,660 stock options for gross proceeds of $169,862.

Stock options

Stock options awarded to employees and non-employees by the Company are measured and recognized in the Condensed Interim Consolidated Statement of Operations and Comprehensive Loss over the vesting period.

The Company has adopted an incentive stock option plan, first adopted in 2010 and then amended in 2013 (the “Amended 2010 Plan”). The essential elements of the Amended 2010 Plan provide that the aggregate number of common shares of the Company’s share capital that may be made issuable pursuant to options granted under the Amended 2010 Plan (together with any other shares which may be issued under other share compensation plans of the Company) may not exceed 10% of the number of issued common shares of the Company at the time of the granting of the options. Options granted under the Amended 2010 Plan will have a maximum term of ten years. The exercise price of options granted under the Amended 2010 Plan will not be less than the greater of the market price of the common shares (as defined by TSX, currently defined as the 5 day volume weighted average price for the five trading days immediately preceding the date of grant) or the closing market price of the Company’s common shares for the trading day immediately preceding the date of grant, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Amended 2010 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the status of the stock option plan as of November 30, 2017, and May 31, 2017, and changes during the periods are presented below:

	Six months ended November 30, 2017		Year ended May 31, 2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	8,846,900	$0.87	7,981,000	$0.85
Granted	1,840,000	0.77	1,135,000	1.02
Exercised	(256,660)	(0.66)	(200,000)	(0.50)
Forfeited	(568,340)	(0.93)	(69,100)	(0.93)

Balance, end of the period	9,861,900	$0.85	8,846,900	$0.87

The weighted average remaining contractual life of options outstanding at November 30, 2017 was 2.14 years (May 31, 2017 – 1.85 years).

Stock options outstanding are as follows:

	November 30, 2017			May 31, 2017
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

November 17, 2016*	$-	-	-	$0.67	210,000	210,000
May 1, 2017*	$-	-	-	$0.73	50,000	50,000
May 29, 2017*	$-	-	-	$0.92	300,000	300,000
September 19, 2017*	$0.96	1,966,900	1,966,900	$0.96	2,016,900	2,016,900
October 29, 2017	$-	-	-	$0.96	100,000	100,000
August 16, 2018	$0.76	2,095,000	2,095,000	$0.76	2,120,000	2,120,000
September 8, 2019	$1.40	1,250,000	1,250,000	$1.40	1,265,000	1,265,000
September 9, 2020	$0.46	625,000	625,000	$0.46	640,000	426,240
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,010,000	672,660
June 22, 2018	$-	-	-	$1.02	50,000	33,300
September 15, 2021	$0.91	1,085,000	722,610	$0.91	1,085,000	361,305
July 31, 2022	$0.77	1,840,000	-	$-	-	-

		9,861,900	7,659,510		8,846,900	7,555,405

*The Company’s share trading policy (the “Policy”) requires that all restricted persons and others who are subject to the Policy refrain from conducting any transactions involving the purchase or sale of the Company’s securities, during the period in any quarter commencing 30 days prior to the scheduled issuance of the next quarter or year-end public disclosure of the financial results as well as when there is material data on hand. In accordance with the terms of the Amended 2010 Plan, if stock options are set to expire during a restricted period and are not exercised prior to any such restriction, they will not expire but instead will be available for exercise for ten days after such restrictions are lifted.

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $951,067 (2016 - $691,819), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the six months ended November 30,	2017	2016

Risk-free interest rate	1.65%	0.71%
Expected life of options (in years)	5	4.87
Annualized volatility	79.14%	85.96%
Dividend yield	0%	0%
Exercise price	$0.77	$0.91

Fair value per share	$0.52	$0.61

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the six months ended November 30,	2017	2016

Consulting fees	$157,258	$166,162
Exploration expenditures – Geological/geophysical	27,179	13,521
Investor relations	47,772	37,743
Professional fees	3,732	3,486
Wages and benefits	112,129	93,171

	$348,070	$314,083

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the six months ended November 30,	2017	2016

Consulting fees to CFO	$40,000	$40,000
Wages and benefits to CEO and COO	285,934	295,204
Directors fees (included in consulting fees)	70,500	67,500
Fees to former Vice President of Corporate Communications (included in investor relations)	-	75,000
Stock-based compensation to related parties	262,035	261,564

	$658,469	$739,268

As at November 30, 2017, included in accounts payable and accrued liabilities was $nil (May 31, 2017 – $18,271) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the Mineral Resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

November 30, 2017
Capitalized acquisition costs	$-	$5,192,620	$5,192,620
Property and equipment	$12,927	$52,461	$65,388

May 31, 2017
Capitalized acquisition costs	$-	$4,527,740	$4,527,740
Property and equipment	$8,367	$61,162	$69,529

For the period ended November 30,	2017	2016

Net loss for the period – Canada	$(1,201,985)	$(985,692)
Net loss for the period – United States	(2,980,062)	(1,848,468)

Net loss for the period	$(4,182,047)	$(2,834,160)

8.	SUBSIDIARIES

Significant subsidiaries for the six months ended November 30, 2017 and 2016 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2017	The Company’s effective interest for 2016

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	N/A

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended November 30,	2017	2016

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$847,000	$18,000
Reclassification of contributed surplus on exercise of stock options	$123,302	$-

10.	SUBSEQUENT EVENTS

On December 7, 2017, the Company closed a non-brokered private placement equity financing and issued 2,829,130 common shares at a price of $1.15 per common share for gross proceeds of $3,253,500, and 1,574,803 common shares at a price of $1.27 per common share for gross proceeds of $2,000,000. In connection with the financing, the Company paid an additional $62,675 in share issuance costs. As at November 30, 2017, the Company received a share subscription advance of $3,999,999.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements for the six months ended November 30, 2017, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

Corvus Gold Inc. (“we”, “us”, “our,” “Corvus” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The mineral estimates in the Technical Report (as defined below) referenced in this Quarterly Report on Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. As used in the Technical Report referenced in this Quarterly Report on Form 10-Q, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ materially from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;
•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP and the Mother Lode Property;
•	the Company’s estimates of the quality and quantity of the Mineral Resources at its mineral properties;
•	the timing and cost of planned exploration programs of the Company, and the timing of the receipt of results therefrom;
•	the Company’s future cash requirements and use of proceeds of sales;
•	general business and economic conditions;
•	the Company’s ability to meet its financial obligations as they come due, and the ability to raise the necessary funds to continue operations;
•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;
•	the potential for the existence or location of additional high-grade veins at the NBP, or high-grade mineralization at the Mother Lode Property;
•	the potential to expand Company’s existing deposits and discover new deposits;
•	the potential for any delineation of higher grade mineralization at the NBP or Mother Lode Property;
•	the potential for there to be one or more additional vein zones;
•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;
•	the potential for the NBP or the Mother Lode Property mineralization systems to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery;
•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure;
•	that the Company will operate at a loss
•	that the Company will need to scale back anticipated costs and activities or raise additional funds;
•	that the Company will have to raise substantial additional capital to accomplish its business plan over the next couple of years;
•	the historic estimates of the Mother Lode Property as an indication of the presence of mineralization;
•	the estimated reclamation and asset retirement costs;
•	the plans related to the development of the Mother Lode Property and the NBP; and
•	the Mother Lode Property work plan and mine development plan/program.

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

Current Business Activities

General

The Company’s material mineral property is the NBP, an advanced exploration stage project in Nevada which has a number of high-priority, bulk tonnage and high-grade vein targets (held through Corvus Nevada, a Nevada subsidiary). In addition to the NBP, the Company has acquired the Mother Lode Property which is located approximately 12 miles to the south east of the NBP. The Mother Lode Property was mined in the late 1980s and has substantial gold mineralization remaining unexploited extending to the north of the existing open pit mine.

The primary focus of the Company will be to leverage its exploration expertise to expand its existing deposits and discover major new gold deposits. Other than with respect to the ongoing exploration of the NBP, the Company’s strategy is to leverage its other non-core assets by maintaining a retained royalty.

Highlights of activities during the period and to the date of this MD&A include:

•	A technical report prepared in accordance with NI 43-101 titled, “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project, Bullfrog Mining District, Nye County, Nevada” (the “Technical Report”) with an effective date of October 31, 2017 was filed on SEDAR on December 15, 2017.
•	The Technical Report expanded the Measured and Indicated Mineral Resource categories of the NBP by 30% as compared to the Mineral Resource reported in 2015.
•	The updated Mineral Resource identified a Phase I Measured and Indicated Mineral Resource portion with 35 million tonnes containing 904 thousand ounces (“k-ozs”) of gold at an average grade of 0.8 grams per tonne (“g/t”) and 5,459 k-ozs of silver at an average grade of 4.86 g/t, targeted for processing by an oxide mill circuit and a heap leach.

•	A maiden sulphide Measured and Indicated Mineral Resource estimation was defined for the Phase I project with 89,000 ounces of gold and 343,000 ounces of silver at a grade of 1.46 g/t gold and 5.64 g/t silver in 1.89 million tonnes utilizing Ambient Atmospherics Oxidation (AAO) processing in the proposed mill facility.
•	A total Phase II Measured and Indicated Mineral Resource estimation of 855,000 ounces of gold and 2,565,000 ounces of silver at 0.22 g/t gold and 0.65 g/t silver in 123 million tonnes of mineralized material was included.
•	The initial drilling program at the Mother Lode Property began in September 2017, and is designed for 13,000 metres of core and Reverse Circulation drilling.
•	Early drill results at Mother Lode Property have confirmed the existence of higher grade gold mineralization in an upper and lower zone with multiple holes penetrating intervals of +50 metres of greater than 2 g/t gold.
•	The Annual General Meeting of the Company was held on October 12, 2017 in Vancouver, BC, and Steven Aaker, Anton Drescher, Catherine Gignac, Edward Yarrow, Rowland Perkins and the Company’s CEO & President, Jeffrey Pontius were present.
•	A private placement was completed in December 2017 in which Corvus issued 2,829,130 common shares at $1.15 per share and 1,574,803 common shares at $1.27 per share raising a total of $5,253,500.
•	In mid-December, Corvus reported a drill hole intercept of 94.5 metres with average gold grade of 1.2 g/t, and extended the Mother Lode Property sediment hosted gold system at least 450 metres along strike.
•	Baseline characterization activities at NBP continued with the water quality sampling of monitor wells and springs, and meteorological monitoring reports, which are submitted to the Nevada Department of Environmental Protection quarterly.

Corporate Financial Activities

The Company announced the completion of a $5,253,500 private placement on December 7, 2017, where the Company issued 2,829,130 common shares at a price of $1.15 each to institutional shareholders and 1,574,803 common shares at a price of $1.27 each to a key strategic shareholder. No warrants were issued. The Company expects that the proceeds of the financing will fully fund the Company’s planned 2018 exploration program at its new Mother Lode Property.

Nevada Properties

North Bullfrog Project

Our principal mineral property is the NBP, a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 10 kilometres north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. The Technical Report is available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding Mineral Resources that are not Guide 7 compliant proven or probable reserves. See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

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

Updated NBP Mineral Resources

Corvus announced an updated Mineral Resource estimation incorporating all drill results through to 2017 at the Company’s 100% owned NBP. The updated Mineral Resource estimation utilizes a two phase approach. “Phase I” is an early stage, higher grade mix of predominantly oxide mill processing and oxide heap leach processing while “Phase II” includes mainly heap leach mineralization. The Mineral Resources estimates (Measured, Indicated and Inferred) are based on economic constraints using Whittle TM software (see Table 4) and assumes open pit mining and a gold price of USD 1,250 per ounce and a silver price of USD 16.50 per ounce. Figure 3 shows the locations of the projected open pits at the NBP and displays the mineralization areas in the defined Phase I & II.

Figure 3. Locations of pit constrained, Phase I & II NBP Resources

The new Mineral Resource estimation reflect the benefits of the drilling conducted during 2016 and 2017, which expanded and improved the definition of the YellowJacket vein/stockwork zone, allowing the mine plan to deliver higher average grade mineralization from the YellowJacket zone in Phase I with high gold and silver recoveries. This new Mineral Resource has been estimated in accordance with NI 43-101 using a gold price of USD 1,250 per ounce and silver price of USD 16.50 per ounce. The Mineral Resources are tabulated for Phase I, Phase II and Total Mineral Resources in Tables 1, 2 and 3, where they are also subdivided by mill or heap leach process.

Table 1

Phase I, Measured, Indicated, and Inferred Mineral Resource Estimations for the NBP constrained by Whittle TM pit volumes, including both the YellowJacket Vein/Stockwork and Disseminated Oxide Mineralization at a gold price of USD 1,250 per ounce and a silver price of USD 16.50 per ounce

Table 1a - Phase I, Total Mineral Resource
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	10,415	1.08	362	7.59	2,540
Indicated	24,557	0.69	542	3.70	2,919
Total M&I	34,972	0.80	904	4.86	5,459
Inferred	5,908	0.31	59	0.74	140

Table 1b - Phase I, Mill Mineral Resource (oxide and sulfide)
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	5,221	1.79	300	12.72	2,136
Indicated	5,582	1.75	314	11.86	2,128
Total M&I	10,803	1.77	614	12.28	4,264
Inferred	49	1.90	3	18.41	29

Table 1c - Phase I, Mill Mineral Resource (sulfide)
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	756	1.32	32	5.35	130
Indicated	1,137	1.56	57	5.83	213
Total M&I	1,893	1.46	89	5.64	343
Inferred	15	2.07	1	16.59	8

Table 1d - Phase I, Heap Leach Mineral Resource
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	5,194	0.37	62	2.42	404
Indicated	18,975	0.37	228	1.30	791
Total M&I	24,169	0.37	290	1.54	1,195
Inferred	5,859	0.30	56	0.59	111

*See Cautionary Note to US Investors below

**The Mineral Resources above are effective as of October 31, 2017

***Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability

****Includes Sulfide Mineral Resources discussed below

Table 2

Phase II, Measured, Indicated, and Inferred Mineral Resource Estimate for the NBP constrained by Whittle TM pit volumes, including both the YellowJacket Vein/Stockwork and Disseminated Oxide Mineralization at a gold price of USD 1,250 per ounce and a silver price of USD 16.50 per ounce

Table 2a - Phase II, Total Mineral Resource
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	10,129	0.26	84	1.04	338
Indicated	113,009	0.21	771	0.61	2,227
Total M&I	123,138	0.22	855	0.65	2,565
Inferred	58,877	0.19	367	0.48	902

Table 2b - Phase II, Mill Mineral Resource (oxide & sulfide)
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	798	1.01	26	3.27	84
Indicated	2,733	1.04	91	2.96	260
Total M&I	3,531	1.03	117	3.03	344
Inferred	67	1.39	3	2.32	5

Table 2c - Phase II, Mill Mineral Resource (sulfide)
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	401	1.24	16	2.48	32
Indicated	1,402	1.18	53	1.82	82
Total M&I	1,803	1.19	69	1.97	114
Inferred	61	1.53	3	2.04	4

Table 2d - Phase II, Heap Leach Mineral Resource
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	9,331	0.19	58	0.85	254
Indicated	110,276	0.19	680	0.55	1,967
Total M&I	119,607	0.19	738	0.58	2,221
Inferred	58,810	0.19	364	0.47	897

*See Cautionary Note to US Investors below

**The Mineral Resources above are effective as of October 31, 2017

***Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability

****Includes Sulfide Mineral Resources discussed below

Table 3

Measured, Indicated, and Inferred Total Mineral Resource Estimate for the NBP constrained by Whittle TM pit volumes, including both the YellowJacket Vein/Stockwork and Disseminated Oxide Mineralization at a gold price of USD 1,250 per ounce and a silver price of USD 16.50 per ounce

Table 3a - Total Mineral Resource, Phase I & II
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	20,544	0.68	446	4.36	2,878
Indicated	137,566	0.30	1,314	1.16	5,146
Total M&I	158,110	0.35	1,760	1.58	8,024
Inferred	64,785	0.20	426	0.50	1,042

Table 3b - Total Mill Mineral Resource (oxide and sulfide), Phase I & II
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	6,019	1.68	326	11.47	2,220
Indicated	8,315	1.51	405	8.93	2,388
Total M&I	14,334	1.59	731	10.00	4,608
Inferred	116	1.61	6	9.12	34

Table 3c - Total Mill Mineral Resource (sulfide), Phase I & II
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	1,157	1.29	48	4.35	162
Indicated	2,539	1.35	110	3.61	295
Total M&I	3,696	1.33	158	3.85	457
Inferred	76	1.64	4	4.91	12

Table 3d - Total Heap Leach Resource, Phase I & II
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	14,525	0.26	120	1.41	658
Indicated	129,251	0.22	909	0.66	2,758
Total M&I	143,776	0.22	1,029	0.74	3,416
Inferred	64,669	0.20	420	0.48	1,008

*See Cautionary Note to US Investors below

**The Mineral Resources above are effective as of October 31, 2017

***Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability

****Includes Sulfide Mineral Resources discussed below

The Mineral Resource estimation is based on 766 drill holes with 27,729 gold composites. Geologic volumes were defined by geologic interpretations and used to constrain the estimation. Heap leach resources were estimated by Ordinary Kriging. The YellowJacket vein and stockworks were estimated using Inverse Distance estimations. To estimate the reasonable prospects of eventual economic extraction, Metal Mining Consultants Inc. confined the resources to mining volumes defined by WhittleTM analysis using the input parameters defined in Table 4. There are no known legal, political or environmental risks that could materially affect the potential development of the Mineral Resources.

Table 4
WhittleTM Input Parameters used for the NBP Mineral Resource Estimation

Parameter	Unit	Mayflower [1]	Jolly Jane [1]	Sierra Blanca [1]	YellowJacket [2]	Sulfide [3]
Mining Cost	USD/total tonne	1.64	1.42	1.54	1.54	1.54
Au Cut-Off [4]	g/t	0.1	0.1	0.1	0.35	0.71
Processing Cost	USD/process tonne	1.72	1.72	1.15	11.84	25.6
Au Recovery	%	70.0	72.0	73.8	86.6	91.0
Ag Recovery	%	8.0	8.0	6.3	74.3	57.2
Admin Cost	USD/process tonne	0.5	0.5	0.45	0.45	0.45
Refining & Sales	USD/tonne	0.07	0.04	0.02	0.11	0.11
Au Selling Price	USD/oz	1,250	1,250	1,250	1,250	1,250
Slope Angle	Degrees	50	50	50	50	50

1 assumes heap leach processing of disseminated mineralization

2 assumes Gravity - CIL mill processing of YellowJacket mineralization

3 assumes Ambient Atmospheric Oxidation mill processing of Sulfide mineralization

4 break-even grade derived from Whittle input parameters at USD 1,250 per ounce gold price, and USD 16.50 per ounce silver price

Sulfide Mineral Resource

Sulfide Mineral Resources have been added to the NBP Mineral Resources based on previously identified materials that lie within the YellowJacket zone and 2017 drilling in the Swale and Liberator areas. The majority of the identified sulfide mineralization is along the YellowJacket zone and was previously identified as waste material. Metallurgical test work on sulfide mineralization from the Sierra Blanca, Pioneer Tuff, Rhyolite and Dacite rock types in the YellowJacket area indicate high gold and silver recoveries possible using flotation to produce a concentrate, fine grinding of the concentrate, oxidation of the concentrate using the AAO method followed by cyanide leaching of the resulting filter cake. Gold recoveries with this processing approach ranged between 87% and 94% as indicated in Table 5, which lists the gold recovery to the concentrate, the concentration ratio and the overall gold recovery from the testing (NR 17-9, June 21, 2017). Both Soda Ash and Trona were used in the tests as the neutralizing agent and the tests were conducted by Hazen Research Inc., based in Golden, Colorado.

Table 5

NBP Concentrate AAO Testing

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

The sulfide Mineral Resources within the WhittleTM pit shells have been included in the Mill Mineral Resource tables presented earlier. Operating costs and gold recoveries have been developed for use in the WhittleTM analysis and are included in Table 4. The breakdown of the Sulfide Mineral Resource are listed in Tables 1, 2 and 3.

NBP Project Development Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. Water quality monitoring wells and surface springs were sampled in November 2017.

The Company operates a meteorological monitoring station at NBP and submitted its quarterly report to NBP in September 2017.

Mother Lode Property, Nevada

On June 9, 2017, the Company acquired the Mother Lode Property (Figure 4), which is located approximately six kilometres east of Beatty, Nevada, in Nye County. The Mother Lode Property is in the Bare Mountain District, and was previously mined by Gold Search Inc. The Company acquired the 13 Federal mining claims comprising the Mother Lode Property from Goldcorp USA. The Company has also staked an additional 105 claims (the MN claim group) to the northwest of the Mother Lode Property claims and an additional 22 claims (the ME claim group) to the east of the Mother Lode Property claims.

With the acquisition of the Mother Lode Property, the Company initiated an exploration program to verify historic results and evaluate the resource expansion potential of the asset. The Company does not currently consider the Mother Lode Property to be a material property to the Company. The Mother Lode Property does not have any known proven or probable reserves under SEC Industry Guide 7 and is exploratory in nature.

The Mother Lode Property is located in Nye County, Nevada in the Bare Mountain District, south and east of the community of Beatty, Nevada. The Mother Lode Property covers about 1,147 hectares of Federal mining claims in Sections 1, 12 and 13 of T12S, R47E and Sections 6, 7, 8, 9, 16 and 18 of T12S, R48E, MDBM.

Figure 4. Map showing new Mother Lode Property location and property layout; including map showing the location of Mother Lode Property with respect to the NBP and the community of Beatty, NV

The Company began its Phase I, Mother Lode Property drill program which utilized up to three drill rigs (two reverse circulation and one core), in September 2017. The initial program completed 13,000 metres of drilling and focused on confirming the existing 172-hole database consisting of drilling results developed by previous exploration companies and mine operators at the Mother Lode site. The initial program addressed resource expansion and exploration targets in four main zones of historic mineralization. Phase I of the Company’s drilling program was completed in December 2017 and Phase II of the drilling program is scheduled to begin in early January 2018.

The drilling results to date have verified and expanded on historic drill data and have deliniated the mineralization into two zones (an upper and lower zone). Preliminary results for 15 holes were released between October 15 and December 12, 2017.

Refer to news releases NR17-13 (October 11, 2017), NR17-15 (October 25, 2017), NR17-17 (November 7, 2017) and NR-17-19 (December 12, 2017) for additional information on data verification, drilling parameters and location of drill holes.

Qualified Person and Quality Control/Quality Assurance

Jeffrey A. Pontius (CPG 11044), a qualified person as defined by NI 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the disclosure in this Quarterly Report on Form Q-10, and has approved the disclosure herein. Mr. Pontius is not independent of Corvus, as he is the Company’s Chief Executive Officer & President and holds common shares and incentive stock options in Corvus.

Carl E. Brechtel, (Nevada PE 008744 and Registered Member 353000 of SME), a qualified person as defined by NI 43-101, has coordinated execution of the work outlined in this Quarterly Report on Form Q-10, and has approved the disclosure herein. Mr. Brechtel is not independent of Corvus, as he is the Company’s Chief Operating Officer and holds common shares and incentive stock options in Corvus.

The work program at the Mother Lode Property was designed and supervised by Mark Reischman, Corvus Gold’s Nevada Exploration Manager, who is responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. Quality control is monitored by the insertion of blind certified standard reference materials and blanks into each sample shipment. All resource sample shipments are sealed and shipped to American Assay Laboratories (“AAL”) in Reno, Nevada, for preparation and assaying. AAL is independent of the Company. AAL’s quality control system complies with the requirements for the International Standards ISO 9001:2000 and ISO 17025:1999. Analytical accuracy and precision are monitored by the analysis of reagent blanks, reference material and replicate samples. Carl Brechtel, a Qualified Person, has verified the data underlying the information disclosed herein by reviewing the report of AAL and all procedures undertaken for QA/QC and all matters were consistent and accurate accordingly to his professional judgment. There were no limitations on the verification process.

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

Results of Operations

Six months ended November 30, 2017 Compared to Six months ended November 30, 2016

For the six months ended November 30, 2017, the Company had a net loss of $4,182,047 compared to a net loss of $2,834,160 in the comparative period of the prior year. Included in net loss was $348,070 (2016 - $314,083) in stock-based compensation charges which is a result of stock options granted and vested during the current period and previously granted stock options which vested during the period. The increase in loss of $1,347,887 in the six month period of the current year was due to a combination of factors discussed below. Management expects increases in exploration costs over prior periods are likely to continue in the immediate future periods.

The primary factor for the increase in the net loss was the exploration expenditures of $2,451,948 incurred in the current period compared to $1,229,669 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to increased stock-based compensation charges of $27,179 during the current year compared to $13,521 in the prior year and an increase of $1,208,621 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company secured additional financing in July 2017 and focused its exploration efforts on the two Nevada properties.

Insurance expenses increased to $98,128 (2016 - $58,316) mainly due to increased insurance premiums as a result of increased Director and Officer Liability coverage during the current period compared with the comparative period of the prior year.

Investor relations expenses increased to $389,925 (2016 - $340,023) and travel expenses increased to $132,538 (2016 - $84,318) mainly due to increase in investor relations-related travels, advertising, marketing and conference attended during the current period as part of the Company’s efforts to secure additional financing. Investor relations expenses also increase in part due to increased stock-based compensation charges of $47,772 during the current period compared to $37,743 in the comparative period of the prior year.

Office expenses and rent expenses increased mainly due to the Company moving its Denver office location in October 2017, while continuing to pay rent for the month of October at the old office location as part of the lease termination of the old office. No further payments are required in connection with the Company’s old office.

Professional fees decreased to $99,825 (2016 - $123,923) due to the adjustment of prior years’ audit overaccrual offset by increased stock-based compensation charges of $3,732 during the current period compared to $3,486 in the comparative period of the prior year.

Wages and benefits decreased to $462,170 (2016 - $563,008) mainly due to a decrease of $119,796 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers and the severance pay to a former employee in the comparative period of the prior year offset by increased stock-based compensation charges of $112,129 during the current period compared to $93,171 in the comparative period of the prior year.

Other expense categories that reflected only moderate changes period over period were administration expenses of $211 (2016 - $453), consulting expenses of $285,758 (2016 - $291,662), depreciation expenses of $9,009 (2016 - $11,007), and regulatory expenses of $38,533 (2016 - $31,855).

Other items amounted to a loss of $73,775 compared to an income of $14,535 in the comparative period of the prior year. There was an increase in foreign exchange loss of $79,897 (2016 - $3,795), which is the result of factors outside of the Company’s control and a decrease in interest income of $6,122 (2016 - $18,330) as a result of less investment in cashable GIC’s during the current period.

Three Months Ended November 30, 2017 Compared to Three Months Ended November 30, 2016

For the three months ended November 30, 2017, the Company had a net loss of $2,555,882 compared to a net loss of $1,328,223 in the comparative period of the prior year. Included in net loss was $189,432 (2016 - $137,845) in stock-based compensation charges which is a result of previously granted stock options vesting during the period. The increased loss of $1,227,659 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $1,723,609 incurred in the current period compared to $576,163 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to increased stock-based compensation charges of $14,919 during the current year compared to $8,886 in the prior year and an increase of $1,141,413 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company secured additional financing in July 2017 and focused its exploration efforts on the two Nevada properties. Management expects increases in exploration costs over prior periods are likely to continue in the immediate future periods.

Consulting fees increased to $150,051 (2016 - $130,396) mainly due to increased stock-based compensation charges of $87,301 during the current period compared to $67,646 in the prior period.

Insurance expenses increased to $48,280 (2016 - $28,834) mainly due to increased insurance premiums as a result of increased Director and Officer Liability coverage during the current period compared with the prior period.

Investor relations expenses increased to $242,944 (2016- $194,543) and travel expenses increased to $106,394 (2016 - $65,489) mainly due to increase in investor relations-related travels, advertising, marketing and conference attended during the current period as part of the Company’s efforts to secure additional financing. Investor relations expenses also increase in part due to increased stock-based compensation charges of $26,034 during the current period compared to $17,209 in the comparative period of the prior year.

Office expenses and rent expenses increased mainly due to the Company moving its Denver office location in October 2017 while continuing to pay rent for the month of October at the old office location as part of the lease termination of the old office. No further payments are required in connection with the old office.

Professional fees decreased to $42,570 (2016 - $58,761) due to the adjustment of prior years’ audit overaccrual offset by increased stock-based compensation charges of $1,848 during the current period compared to $1,578 in the comparative period of the prior year.

Other expense categories that reflected only moderate changes period over period were administration expenses of $106 (2016 - $92), depreciation expenses of $4,695 (2016 - $5,685), regulatory expenses of $13,063 (2016 - $9,026), and wages and benefits of $223,945 (2016 - $222,922).

Other items amounted to an income of $70,933 compared to an income of $20,381 in the comparative period of the prior year. There was an increase in foreign exchange gain of $65,252 (2016 - $10,815), which is the result of factors outside of the Company’s control and a decrease in interest income of $5,681 (2016 - $9,566) as a result of less investment in cashable GIC’s during the current period.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statement.

The Company reported cash and cash equivalents of $6,276,927 as at November 30, 2017 compared to $1,300,553 as at May 31, 2017. The change in cash position was the net result of $3,672,481 used for operating activities, $7,710 used on property and equipment, $38,384 used on capitalized acquisition costs, $4,797,371 received from the private placements of common shares in July 2017 (net of share issue costs), issuance of common shares for the NBP in June 2017 and exercise of stock options during the period ended November 30, 2017, and $3,999,999 received in advance from the private placements of common shares in December 2017.

As at November 30, 2017, the Company had working capital of $6,173,952 compared to working capital of $1,270,168 as at May 31, 2017. On July 6, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per share for gross proceeds of $4,650,000. On December 7, 2017, the Company closed a non-brokered private placement equity financing and issued 2,829,130 common shares at a price of $1.15 per share for gross proceeds of $3,253,500 and 1,574,803 common shares at a price of $1.27 per common share for gross proceeds of $2,000,000. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until May 31, 2019. Following May 31, 2019, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2020. The Company’s current anticipated operating expenses are $3,317,000 until May 31, 2018 and $4,536,000 until November 30, 2018. The Company’s anticipated monthly burn rate averages approximately $553,000 for December 2017 to May 2018, where approximately $258,000 is budgeted for administrative purposes and approximately $295,000 is for planned exploration expenditures related to the completion of the ongoing exploration programs at the NBP and the Mother Lode Property. From December 2017 to November 2018, the Company’s anticipated monthly burn rate averages approximately $378,000, of which $231,000 is budgeted for administrative purposes and approximately $147,000 is for planned exploration expenditures related to the ongoing exploration programs at the NBP and the Mother Lode Property. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of September 2019 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP and the Mother Lode Property on its currently anticipated scheduling.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production” in the Company’s Annual Report on Form 10-K as filed with the SEC on June 30, 2017. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once any financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the NBP and the Mother Lode Property to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2019 fiscal year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2017 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of November 30, 2017, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended November 30, 2017 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Repurchase of Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six months period ended November 30, 2017, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.1	Amendment to Consulting Agreement dated October 12, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 8, 2017

10.2	Consulting Agreement dated June 1, 2011

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at November 30, 2017 and May 31, 2017, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Six Months and Three Months ended November 30, 2017 and November 30, 2016, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2017 and November 30, 2016, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Six Months Ended November 30, 2017, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: January 11, 2018

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 11, 2018

