Form 10-Q
period 2018-02-28
Corvus Gold Inc.
filed 2018-04-10
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
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

As of April 9, 2018, the registrant had 104,255,175 common shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	February 28, 2018	May 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$4,571,455	$1,300,553
Accounts receivable	26,816	13,524
Prepaid expenses	318,516	249,176

Total current assets	4,916,787	1,563,253

Property and equipment (note 3)	60,535	69,529
Capitalized acquisition costs (note 4)	5,166,527	4,527,740

Total assets	$10,143,849	$6,160,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$349,316	$293,085

Total current liabilities	349,316	293,085

Asset retirement obligations (note 4)	346,682	340,176

Total liabilities	695,998	633,261

Shareholders’ equity
Share capital (note 5)	83,606,486	72,670,170
Contributed surplus (note 5)	12,866,347	12,480,784
Accumulated other comprehensive income - cumulative translation differences	1,060,424	1,348,070
Deficit accumulated during the exploration stage	(88,085,406)	(80,971,763)

Total shareholders’ equity	9,447,851	5,527,261

Total liabilities and shareholders’ equity	$10,143,849	$6,160,522

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended February 28,		Nine months ended February 28,
	2018	2017	2018	2017

Expenses
Administration	$105	$92	$316	$545
Consulting fees (notes 5 and 6)	183,224	164,869	468,982	456,531
Depreciation (note 3)	4,468	5,537	13,477	16,544
Exploration expenditures (notes 4 and 5)	1,623,436	877,567	4,075,384	2,107,236
Insurance	49,151	47,597	147,279	105,913
Investor relations (notes 5 and 6)	226,370	224,332	616,295	564,355
Office and miscellaneous	30,453	27,818	108,437	89,931
Professional fees (note 5)	94,610	82,433	194,435	206,356
Regulatory	47,778	35,954	86,311	67,809
Rent	17,241	27,961	79,484	80,309
Travel	31,422	23,097	163,960	107,415
Wages and benefits (notes 5 and 6)	570,899	482,674	1,033,069	1,045,682

Total operating expenses	(2,879,157)	(1,999,931)	(6,987,429)	(4,848,626)

Other income (expense)
Interest income	6,445	5,729	12,567	24,059
Foreign exchange loss	(58,884)	(1,065)	(138,781)	(4,860)

Total other income (expense)	(52,439)	4,664	(126,214)	19,199

Net loss for the period	(2,931,596)	(1,995,267)	(7,113,643)	(4,829,427)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(38,904)	(65,148)	(287,646)	77,877

Comprehensive loss for the period	$(2,970,500)	$(2,060,415)	$(7,401,289)	$(4,751,550)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.07)	$(0.05)

Weighted average number of shares outstanding	103,961,579	92,369,582	100,301,808	91,936,432

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 28,

	2018	2017

Operating activities
Net loss for the period	$(7,113,643)	$(4,829,427)
Add items not affecting cash:
Depreciation	13,477	16,544
Stock-based compensation (note 5)	508,865	453,788
Foreign exchange loss	138,781	4,860
Changes in non-cash items:
Accounts receivable	(13,292)	(1,334)
Prepaid expenses	(69,340)	(112,963)
Accounts payable and accrued liabilities	56,231	51,881

Cash used in operating activities	(6,478,921)	(4,416,651)

Financing activities
Cash received from issuance of shares	10,073,362	2,701,000
Share issuance costs	(107,348)	(17,554)

Cash provided by financing activities	9,966,014	2,683,446

Investing activities
Expenditures on property and equipment	(7,710)	(7,739)
Capitalized acquisition costs	(38,384)	(66,876)

Cash used in investing activities	(46,094)	(74,615)

Effect of foreign exchange on cash	(170,097)	5,513

Increase (Decrease) in cash and cash equivalents	3,270,902	(1,802,307)

Cash and cash equivalents, beginning of the period	1,300,553	4,783,519

Cash and cash equivalents, end of the period	$4,571,455	$2,981,212

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 28, 2018

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2017	92,369,582	$72,670,170	$12,480,784	$1,348,070	$(80,971,763)	$5,527,261

Net loss for the period	-	-	-	-	(7,113,643)	(7,113,643)
Shares issued for cash
Private placement	10,603,933	9,903,499	-	-	-	9,903,499
Exercise of stock options	256,660	169,863	-	-	-	169,863
Share issued for capitalized acquisition costs	1,025,000	847,000	-	-	-	847,000
Other comprehensive income (loss)
Exchange difference on translating foreign operations	-	-	-	(287,646)	-	(287,646)
Share issuance costs	-	(107,348)	-	-	-	(107,348)
Reclassification of contributed surplus on exercise of stock options	-	123,302	(123,302)	-	-	-
Stock-based compensation	-	-	508,865	-	-	508,865

Balance, February 28, 2018	104,255,175	$83,606,486	$12,866,347	$1,060,424	$(88,085,406)	$9,447,851

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At February 28, 2018, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at February 28, 2018, the Company had working capital of $4,567,471 compared to working capital of $1,270,168 as at May 31, 2017.  On July 6, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per common share for gross proceeds of $4,650,000. On December 7, 2017, the Company closed a non-brokered private placement equity financing and issued 2,829,130 common shares at a price of $1.15 per common share for gross proceeds of $3,253,499 and 1,574,803 common shares at a price of $1.27 per common share for gross proceeds of $2,000,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statements are issued.

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

Basis of presentation

These unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2017 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at February 28, 2018 and the results of its operations for the nine months then ended. Operating results for the nine months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018. The 2017 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Group”), Corvus Gold (USA) Inc. (“Corvus USA”) (a Nevada corporation), Corvus Nevada (a Nevada corporation), Raven Gold (an Alaska corporation), SoN Land and Water LLC (“SoN”) (a Nevada limited liability company) and Mother Lode Mining Company LLC (a Nevada limited liability company). All intercompany transactions and balances were eliminated upon consolidation.

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended February 28, 2018, 9,861,900 outstanding stock options (2017 – 8,846,900) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2017	$78,341	$92,094	$67,500	$237,935
Additions	7,710	-	-	7,710
Currency translation adjustments	(3,073)	(4,714)	(3,455)	(11,242)

Balance, February 28, 2018	$82,978	$87,380	$64,045	$234,403

Depreciation
Balance, May 31, 2017	$53,544	$78,466	$36,396	$168,406
Depreciation for the period	6,221	2,877	4,379	13,477
Currency translation adjustments	(2,216)	(3,984)	(1,815)	(8,015)

Balance, February 28, 2018	$57,549	$77,359	$38,960	$173,868

Carrying amounts

Balance, May 31, 2017	$24,797	$13,628	$31,104	$69,529

Balance, February 28, 2018	$25,429	$10,021	$25,085	$60,535

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Balance, May 31, 2017	$4,527,740	$-	$4,527,740

Acquisition costs
Cash payments (note 4a)(ii)(1))	38,384	-	38,384
Shares issued (notes 4a)(ii)(1), 4b) and 5)	37,000	810,000	847,000
Asset retirement obligations	-	23,918	23,918
Currency translation adjustments	(231,710)	(38,805)	(270,515)

Balance, February 28, 2018	$4,371,414	$795,113	$5,166,527

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 28, 2018:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$44,148	$576,806	$620,954
Drilling	(3,265)	1,423,671	1,420,406
Equipment rental	15,698	65,678	81,376
Field costs	32,121	236,373	268,494
Geological/ Geophysical	66,473	456,948	523,421
Land maintenance & tenure	267,977	125,699	393,676
Permits	6,395	92,254	98,649
Studies	473,213	115,415	588,628
Travel	10,243	69,537	79,780

Total expenditures for the period	$913,003	$3,162,381	$4,075,384

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 28, 2017:

	North Bullfrog	Total
	(note 4a))

Exploration costs:
Assay	$453,955	$453,955
Drilling	757,628	757,628
Equipment rental	51,543	51,543
Field costs	119,438	119,438
Geological/ Geophysical	231,923	231,923
Land maintenance & tenure	282,104	282,104
Permits	26,928	26,928
Studies	129,356	129,356
Travel	54,361	54,361

Total expenditures for the period	$2,107,236	$2,107,236

a)	North Bullfrog Project, Nevada

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

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, subject to extension for an additional ten years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2018), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 kilometres north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is three years with provision to extend the lease for an additional seven years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2018). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

b)	Mother Lode Property, Nevada

Pursuant to a purchase agreement made effective June 9, 2017 between Corvus Nevada and Goldcorp USA, Inc. (“Goldcorp USA”), Corvus Nevada has acquired 100% of the Mother Lode property (the “Mother Lode Property”). In addition, Corvus Nevada staked two additional adjacent claim blocks to the Mother Lode Property. In connection with the acquisition, the Company issued 1,000,000 common shares at a price of $0.81 per common share to Goldcorp USA (note 5). The Mother Lode Property is subject to an NSR in favour of Goldcorp USA. The NSR pays 1% from production at the Mother Lode Property when the price of gold is less than USD 1,400 per ounce and an additional 1% NSR for a total of 2% NSR when gold price is greater than or equal to USD 1,400 per ounce.

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

The Company estimates that the fair value of the liability for asset retirement as a result of exploration activities is $346,682 (USD 270,000) (May 31, 2017 - $340,176 (USD 252,000)). The fair value of the liability was determined to be equal to the estimated reclamation costs. Due to the early stage of the projects, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended February 28, 2018:

a)	On June 9, 2017, the Company issued 1,000,000 common shares in connection with the acquisition of the Mother Lode Property (note 4b)), with a fair value of $810,000. The Company paid an additional $7,703 in share issuance costs.

b)	On July 6, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per common share for gross proceeds of $4,650,000. In connection with the financing, the Company paid an additional $14,788 in share issuance costs.

c)	On November 30, 2017, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 4a)(ii)(1)), with a fair value of $37,000.

d)	An aggregate of 256,660 common shares were issued on exercise of 256,660 stock options for gross proceeds of $169,863.

e)	On December 7, 2017, the Company closed a non-brokered private placement equity financing and issued 2,829,130 common shares at a price of $1.15 per common share for gross proceeds of $3,253,499, and 1,574,803 common shares at a price of $1.27 per common share for gross proceeds of $2,000,000. In connection with the financing, the Company paid an additional $84,857 in share issuance costs.

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

A summary of the status of the stock option plan as of February 28, 2018, and May 31, 2017, and changes during the periods are presented below:

	Nine months ended February 28, 2018		Year ended May 31, 2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	8,846,900	$0.87	7,981,000	$0.85
Granted	1,840,000	0.77	1,135,000	1.02
Exercised	(256,660)	(0.66)	(200,000)	(0.50)
Forfeited	(568,340)	(0.93)	(69,100)	(0.93)

Balance, end of the period	9,861,900	$0.85	8,846,900	$0.87

The weighted average remaining contractual life of options outstanding at February 28, 2018 was 1.94 years (May 31, 2017 – 1.85 years).

Stock options outstanding are as follows:

	February 28, 2018			May 31, 2017
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

November 17, 2016*	$-	-	-	$0.67	210,000	210,000
May 1, 2017*	$-	-	-	$0.73	50,000	50,000
May 29, 2017*	$-	-	-	$0.92	300,000	300,000
September 19, 2017*	$0.96	1,966,900	1,966,900	$0.96	2,016,900	2,016,900
October 29, 2017	$-	-	-	$0.96	100,000	100,000
August 16, 2018	$0.76	2,095,000	2,095,000	$0.76	2,120,000	2,120,000
September 8, 2019	$1.40	1,250,000	1,250,000	$1.40	1,265,000	1,265,000
September 9, 2020	$0.46	625,000	625,000	$0.46	640,000	426,240
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,010,000	672,660
June 22, 2018	$-	-	-	$1.02	50,000	33,300
September 15, 2021	$0.91	1,085,000	722,610	$0.91	1,085,000	361,305
July 31, 2022	$0.77	1,840,000	-	$-	-	-

		9,861,900	7,659,510		8,846,900	7,555,405

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $951,067 (2017 - $691,819), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the nine months ended February 28,	2018	2017

Risk-free interest rate	1.65%	0.71%
Expected life of options (in years)	5	4.87
Annualized volatility	79.14%	85.96%
Dividend yield	0%	0%
Exercise price	$0.77	$0.91

Fair value per share	$0.52	$0.61

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the nine months ended February 28,	2018	2017

Consulting fees	$231,065	$233,281
Exploration expenditures – Geological/geophysical	41,166	23,366
Investor relations	69,817	55,431
Professional fees	5,511	5,112
Wages and benefits	161,306	136,598

	$508,865	$453,788

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the nine months ended February 28,	2018	2017

Consulting fees to CFO	$101,667	$90,000
Wages and benefits to CEO and COO	703,888	638,564
Directors fees (included in consulting fees)	104,250	101,250
Fees to former Vice President of Corporate Communications (included in investor relations)	-	137,500
Stock-based compensation to related parties	377,128	372,155

	$1,286,933	$1,339,469

As at February 28, 2018, included in accounts payable and accrued liabilities was $7,053 (May 31, 2017 – $18,271) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the Mineral Resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

February 28, 2018
Capitalized acquisition costs	$-	$5,166,527	$5,166,527
Property and equipment	$12,063	$48,472	$60,535

May 31, 2017
Capitalized acquisition costs	$-	$4,527,740	$4,527,740
Property and equipment	$8,367	$61,162	$69,529

For the period ended February 28,	2018	2017

Net loss for the period – Canada	$(1,938,545)	$(1,582,642)
Net loss for the period – United States	(5,175,098)	(3,246,785)

Net loss for the period	$(7,113,643)	$(4,829,427)

8.	SUBSIDIARIES

Significant subsidiaries for the nine months ended February 28, 2018 and 2017 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2018	The Company’s effective interest for 2017

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	N/A

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended February 28,	2018	2017

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$847,000	$18,000
Reclassification of contributed surplus on exercise of stock options	$123,302	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements for the nine months ended February 28, 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

Highlights of activities during the period and to the date of this MD&A include:

•	A technical report prepared in accordance with NI 43-101 titled, “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the North Bullfrog Project, Bullfrog Mining District, Nye County, Nevada” (the “Technical Report”) with an effective date of October 31, 2017 was filed on SEDAR on December 15, 2017.
•	The Technical Report expanded the Measured and Indicated Mineral Resource categories of the NBP by 30% as compared to the Mineral Resource reported in 2015.
•	The updated Mineral Resource identified a Phase I Measured and Indicated Mineral Resource portion with 35 million tonnes containing 904 thousand ounces (“k-ozs”) of gold at an average grade of 0.8 grams per tonne (“g/t”) and 5,459 k-ozs of silver at an average grade of 4.86 g/t, targeted for processing by an oxide mill circuit and a heap leach.*

•	A maiden sulphide Measured and Indicated Mineral Resource estimation was defined for the Phase I project with 89,000 ounces of gold and 343,000 ounces of silver at a grade of 1.46 g/t gold and 5.64 g/t silver in 1.89 million tonnes utilizing Ambient Atmospherics Oxidation (AAO) processing in the proposed mill facility.*
•	A total Phase II Measured and Indicated Mineral Resource estimation of 855,000 ounces of gold and 2,565,000 ounces of silver at 0.22 g/t gold and 0.65 g/t silver in 123 million tonnes of mineralized material was included.*
•	A private placement was completed in December 2017 in which Corvus issued 2,829,130 common shares at $1.15 per share and 1,574,803 common shares at $1.27 per share raising a total of $5,253,500.
•	Phase I of the Mother Lode drilling program completed 910 metres (“m”) in 3 core holes and 12,090 m in 39 reverse circulation (“RC”) holes between September 25 and December 16, 2017.
•	Phase II of the Mother Lode drilling began on January 8, 2018, with a total of 17 RC holes drilled for 5,400 m by the end of March.
•	Baseline characterization activities at NBP continued with the water quality sampling of monitor wells and springs, and meteorological monitoring reports, which are submitted to the Nevada Department of Environmental Protection quarterly.

* - See Cautionary Note Regarding to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves above.

Corporate Financial Activities

The Company announced the completion of a $5,253,499 private placement on December 7, 2017, where the Company issued 2,829,130 common shares at a price of $1.15 each to institutional shareholders and 1,574,803 common shares at a price of $1.27 each to a key strategic shareholder. No warrants were issued. The Company expects that the proceeds of the financing will fully fund the Company’s planned 2018 exploration program at its new Mother Lode Property.

Nevada Properties

North Bullfrog Project

Our principal mineral property is the NBP, a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 10 kilometres (“km”)north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. The Technical Report is available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding Mineral Resources that are not Guide 7 compliant proven or probable reserves. See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

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

Figure 3. Locations of pit constrained, Phase I & II NBP Resources

The new Mineral Resource estimation reflects the benefits of the drilling conducted during 2016 and 2017, which expanded and improved the definition of the YellowJacket vein/stockwork zone, allowing the mine plan to deliver higher average grade mineralization from the YellowJacket zone in Phase I with high gold and silver recoveries. This new Mineral Resource has been estimated in accordance with NI 43-101 using a gold price of USD 1,250 per ounce and silver price of USD 16.50 per ounce. The Mineral Resources are tabulated for Phase I, Phase II and Total Mineral Resources in Tables 1, 2 and 3, where they are also subdivided by mill or heap leach process.

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

*See Cautionary Note Regarding to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves above

**The Mineral Resources above are effective as of October 31, 2017

***Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability

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

**See Cautionary Note Regarding to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves above

**The Mineral Resources above are effective as of October 31, 2017

***Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability

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

**See Cautionary Note Regarding to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves above

**The Mineral Resources above are effective as of October 31, 2017

***Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability

****Includes Sulfide Mineral Resources discussed below

The Mineral Resource estimation is based on 766 drill holes with 27,729 gold composites. Geologic volumes were defined by geologic interpretations and used to constrain the estimation. Heap leach resources were estimated by Ordinary Kriging. The YellowJacket vein and stockworks were estimated using Inverse Distance estimations. To estimate the reasonable prospects of eventual economic extraction, Metal Mining Consultants Inc. confined the resources to mining volumes defined by WhittleTM analysis using the input parameters defined in Table 4. There are no legal, political or environmental risks known to the Company at this time that could materially affect the potential development of the Mineral Resources.

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

NBP Project Development Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. Water quality monitoring wells and surface springs were sampled in March 2018.

The Company operates a meteorological monitoring station at NBP and submitted its latest quarterly report to NBP in January 2018.

Mother Lode Property, Nevada

On June 9, 2017, the Company acquired the Mother Lode Property (Figure 4), which is located approximately six kilometres east of Beatty, Nevada, in Nye County. The Mother Lode Property is in the Bare Mountain District, and was previously mined by Gold Search Inc. The Company acquired the 13 Federal mining claims comprising the Mother Lode Property from Goldcorp USA. The Company staked an additional 105 claims (the MN claim group) to the northwest of the Mother Lode Property claims and an additional 22 claims (the ME claim group) to the east of the Mother Lode Property claims. The MN claim group was expanded again by an additional 54 claims during the third quarter 2017-2018, as surface exploration work revealed potential for mineralized targets similar to previously defined systems immediately to the south.

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

The Mother Lode Property is located in Nye County, Nevada in the Bare Mountain District, south and east of the community of Beatty, Nevada. The Mother Lode Property consists of 194 unpatented Federal mining claims covering about 1,570 hectares in Sections 35 and 36 of T11S, R47E, Sections 1, 2, 8, 9, 10, 11, 12, 13, 15, 16, and 17 of T12S, R47E and Sections 6, 7, 8, 9, 16, 17 and 18 of T12S, R48E, MDBM”

Figure 4. Map showing the Mother Lode Property location and property layout; including map showing the location of Mother Lode Property with respect to the NBP and the community of Beatty, NV

The Company began its Phase I, Mother Lode Property drill program which utilized up to three drill rigs (two reverse circulation and one core), in September 2017. The initial program completed 13,000 metres of drilling and focused on confirming the existing 172-hole database consisting of drilling results developed by previous exploration companies and mine operators at the Mother Lode site. The initial program addressed resource expansion and exploration targets in four main zones of historic mineralization. Phase II of the Mother Lode drilling program began in early January 2018 with a single RC drilling rig.

The drilling results to date, have begun to verify and supplement the historic drill data, and are delineating mineralization into two zones (an upper and lower zone). Preliminary results for 52 holes have been released between October 11, 2017 and April 5, 2018, consisting of intervals in each hole with significant gold mineralization. Results for holes ML17-001 to -015 were reported in NR17-14 (October 11, 2017), NR17-15 (October 25, 2017), NR17-17 (November 7, 2017) and NR17-19 (December 12, 2017). Table 6 lists significant drilling results for holes ML17-016 to -042 and ML18-043 to -052, for which preliminary results have become available in 2018. Refer to news releases NR18-1 (January 10, 2018), NR18-2 (January 18, 2018), NR18-3 (February 1, 2018), NR18-5 (February 22, 2018), NR18-6 (March 1, 2018), NR18-7 (March 22, 2018) and NR18-8 (April 5, 2018) for information on assay results, data verification, drilling parameters and locations of the drill holes. Figure 5 shows the location of holes ML17-016 to -042 and ML18-043 to -052, with respect to the Mother Lode open pit and the Mother Lode claim boundaries. These drill holes have confirmed the presence of a thick central zone of mineralization with continuity along strike. Step out drilling to west and east of the main zone have now indicated the potential of extensions of the mineralization in both directions, and a new target, called Flatiron (Figure 6) has been identified in the west portion of the Mother Lode claims.

Figure 5. Map with inset showing the Mother Lode claim boundary (blue) and the locations of boreholes with preliminary results reported between January 1 and April 5, 2018

Table 6

Phase I & II - Mother Lode Significant Drilling Results

(Reported intercepts are not true widths as there is currently insufficient data to calculate true orientation in space. Mineralized intervals are calculated using a 0.3 g/t cutoff unless otherwise indicated below)

Drill Hole #	from (m)	to (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Comment
ML17-016	140.21	143.26	3.05	1.04	0.26	South end of deposit
AZ 090 dip-45	158.50	167.64	9.14	1.11	0.20
inc	161.54	166.12	4.58	1.62	0.22
	175.26	184.40	9.14	0.98	1.96	New Deep In-pit Zone
inc	179.83	182.88	3.05	2.36	3.31	New Deep In-pit Zone
	216.41	228.60	12.19	0.96	1.61	New Deep In-pit Zone
inc	217.93	219.46	1.52	5.52	4.09	New Deep In-pit Zone

ML17-017	268.22	272.80	4.58	0.68	0.59	Northwest Extension
AZ 090 dip-70	291.08	326.14	35.06	1.97	2.09	Northwest Extension
inc	292.61	324.61	32.00	2.10	2.17	Northwest Extension
	347.47	352.04	4.57	0.55	0.33	Northwest Extension

ML17-018	105.16	187.45	82.29	1.11	n/a	Drilled west of ML17-006
inc	105.16	132.59	27.43	1.57	1.32
inc	156.97	172.21	15.24	1.72	2.75
	202.69	208.79	6.10	0.60	n/a
	220.98	227.08	6.10	0.62	0.51
AZ 090 dip-65	236.22	245.36	9.14	1.09	1.65	New Deep Main Zone
inc	240.79	245.36	4.57	1.41	2.61	New Deep Main Zone

ML17-019	92.96	109.73	16.77	0.47	0.57	Drilled west of ML17-004
AZ 090 dip-87	146.30	213.36	67.06	1.32	1.92
inc	147.83	166.12	18.29	1.49	3.08
inc	170.69	176.78	6.09	1.13	0.73
inc	182.88	211.84	28.96	1.58	1.99
	291.08	294.13	3.05	0.96	0.47
	336.80	345.95	9.15	0.86	1.36	New Deep Main Zone
inc	336.80	339.85	3.05	1.95	3.19	New Deep Main Zone

ML17-020	120.40	216.41	96.01	1.35	1.24	Using 0.1 g/t cutoff
AZ 090 dip-65	121.92	143.26	21.34	0.49	0.60	Drilled west of ML17-007
	147.83	167.64	19.81	1.82	1.23
	172.21	210.31	38.10	2.12	1.98
inc	173.74	196.60	22.86	3.08	2.21
	259.08	265.18	6.10	0.49	2.22	New Deep Main Zone
	271.27	298.70	27.43	1.31	3.90	New Deep Main Zone
inc	275.84	283.46	7.62	3.46	9.98	New Deep Main Zone

ML17-021	100.58	126.49	25.91	0.44	0.49	Drilled west of ML17-005
AZ 090 dip-45	147.83	178.31	30.48	2.54	1.92
	227.08	262.13	35.05	1.95	2.48
inc	227.08	246.89	19.81	2.28	2.05
inc	251.46	262.13	10.67	2.07	4.20

ML17-022	102.11	124.97	22.86	0.41	0.37	Drilled west of ML17-009
AZ 090 dip-85	129.54	153.92	24.38	0.74	0.80
inc	131.06	135.64	4.58	1.34	1.71
	170.69	216.41	45.72	1.33	1.25
inc	172.21	207.26	35.05	1.57	1.29
	329.18	338.33	9.15	0.40	0.30	New Deep Main Zone

ML17-023	64.01	67.06	3.05	0.81	1.96
AZ 360 dip-90	79.25	99.06	19.81	0.73	1.23
inc	89.92	94.49	4.57	1.21	1.93
	103.63	111.25	7.62	2.69	2.60	New Deep In-pit Zone

ML17-024	0.00	15.24	15.24	2.76	1.42
AZ 360 dip-90	19.81	41.15	21.34	0.58	0.30
	79.25	112.78	33.53	0.94	1.37
inc	82.30	100.58	18.28	1.40	1.79
	117.35	129.54	12.19	0.56	0.38	New Deep In-pit Zone
	140.21	149.35	9.14	0.55	2.72	New Deep In-pit Zone

ML17-025	0.00	50.29	50.29	1.74	1.17
inc	0.00	19.81	19.81	2.26	1.60
inc	24.38	42.67	18.29	1.99	1.13
AZ 360 dip-90	86.87	108.20	21.33	1.59	2.11
inc	86.87	103.63	16.76	1.90	2.53
	138.68	141.73	3.05	2.90	0.85	New Deep In-pit Zone
	150.88	164.59	13.71	1.41	4.39	New Deep In-pit Zone
inc	152.40	158.50	6.10	2.09	6.61	New Deep In-pit Zone

ML-17-026 AZ 090 dip-65	126.49	172.21	45.72	1.33	1.73	West of hole ML17-014
inc	126.49	129.54	3.05	1.47	2.01	>1g/t cut
inc	144.78	169.16	24.38	1.72	2.03	>1g/t cut
	178.31	185.93	7.62	0.57	2.44
	242.32	266.70	24.38	0.93	2.28	New deep in-pit zone
inc	249.94	256.03	6.09	1.75	2.86	>1g/t cut

ML-17-027 AZ 090 dip-65	124.97	156.97	32.00	0.49	1.02	West of hole ML17-008
inc	150.88	153.92	3.05	1.03	1.62	>1g/t cut
	172.21	176.78	4.57	0.78	0.94
	181.36	213.36	32.00	0.63	1.28
inc	188.98	192.02	3.05	1.33	3.52	>1g/t cut
	233.17	251.46	18.29	0.44	0.88	New deep in-pit zone

ML-17-028 AZ 090 dip-65	73.15	124.97	51.82	1.86	0.88	East of hole ML17-016
inc	83.82	103.63	19.81	3.43	1.28	>1g/t cut
inc	115.82	121.92	6.10	2.37	2.60	>1g/t cut
	167.64	172.21	4.57	0.74	2.10	New deep in-pit zone

ML-17-029 AZ 090 dip-85	103.63	112.78	9.15	0.43	0.19	West of hole ML17-010
	117.35	123.44	6.09	0.73	1.59
	161.54	179.83	18.29	1.84	1.46
	193.55	196.60	3.05	0.46	1.56
	204.22	240.79	36.57	1.85	3.15
inc	211.84	237.74	25.90	2.37	3.75	>1g/t cut
	277.37	286.51	9.14	1.17	2.41
inc	278.89	284.99	6.10	1.56	2.39	>1g/t cut
	320.04	338.33	18.29	0.90	3.47
inc	321.56	326.14	4.57	2.55	6.59	>1g/t cut

ML-17-030 AZ 090 dip-65	59.44	62.48	3.04	0.93	0.58	West of hole ML17-023
	100.58	105.16	4.57	0.67	0.12
	112.78	117.35	4.57	0.89	0.06
	144.78	155.45	10.67	0.97	0.99
	161.54	164.59	3.05	0.35	1.55
	169.16	172.21	3.05	0.37	0.43
	176.78	179.83	3.05	0.35	0.53
	185.93	198.12	12.19	0.80	0.55	New deep in-pit zone
inc	190.50	193.55	3.05	1.58	1.01	>1g/t cut

ML-17-031 AZ 090 dip-70	313.94	347.47	33.53	1.60	3.13	NW of hole ML17-003
inc	313.94	332.23	18.29	2.47	4.12	>1g/t cut

ML-17-032 AZ 360 dip-90	137.16	172.21	35.05	0.93	1.22	West of hole ML17-016
inc	161.54	172.21	10.67	1.78	1.24	>1g/t cut
	181.36	195.07	13.71	1.24	1.36
inc	187.45	193.55	6.10	2.02	2.58	>1g/t cut
	199.64	213.36	13.72	0.86	2.45	New deep in-pit zone
	231.65	243.84	12.19	0.81	0.63	New deep in-pit zone

ML-17-033 AZ 090 dip-70	294.13	306.32	12.19	2.31	2.05	North of hole ML17-003
inc	294.13	301.75	7.62	3.39	2.58	>1g/t cut

ML17-034	100.58	123.44	22.86	1.18	3.27	Drilled SW of Pit New Upper Ox Zone
	134.11	150.88	16.77	0.50	7.28
AZ 360 dip-90	254.51	257.56	3.05	0.39	0.44

ML17-036	143.26	152.40	9.14	0.76	n/a	West of ML17-027 New Upper Ox Zone
inc	147.83	150.88	3.05	1.45	2.31	>1 g/t
AZ 090 dip-85	158.50	164.59	6.09	0.97	1.69	New Upper Ox Zone
	230.12	236.22	6.10	0.60	2.50
	257.56	265.18	7.62	0.71	0.48
	280.42	324.61	44.19	1.33	1.40	New Deep In-Pit Zone
inc	280.42	284.99	4.57	2.16	1.10	>1 g/t
inc	295.66	313.94	18.28	2.10	2.50	>1 g/t

ML17-037	188.98	211.84	22.86	0.77	0.52	East of ML17-13
inc	196.60	199.64	3.05	1.03	0.51	>1g/t cut
inc	205.74	208.79	3.05	1.21	0.56	>1g/t cut
AZ 090 dip-70	246.89	259.08	12.19	2.69	2.64	New East Zone
inc	248.41	257.56	9.15	3.31	3.03	>1g/t cut

ML17-038	132.59	185.93	53.34	1.57	1.96	West of ML17-018
inc	132.59	144.78	12.19	2.29	2.29	>1g/t cut
inc	149.35	179.83	30.48	1.61	1.85	>1g/t cut
AZ 090 dip-85	281.94	304.80	22.86	0.49	0.37
	309.37	321.56	12.19	0.87	3.29	New Deep In-Pit Zone
inc	315.47	320.04	4.57	1.22	5.66	>1g/t cut

ML17-039	100.58	105.16	4.57	0.46	0.15	West of ML17-021 New Upper Ox Zone
AZ 090 dip-85	112.78	124.97	12.19	0.56	0.40	New Upper Ox Zone
	182.88	252.98	70.10	1.45	1.98	West Ext - Main Zone
inc	192.02	246.89	54.87	1.72	2.18	>1g/t cut

ML17-040	106.68	109.73	3.05	0.36	n/a	West of ML17-020 New Upper Ox Zone
AZ 090 dip-85	124.97	128.02	3.05	0.36	n/a	New Upper Ox Zone
	140.21	152.40	12.19	0.49	n/a	New Upper Ox Zone
	185.93	216.41	30.48	1.80	n/a	West Ext – Main Zone
inc	185.93	213.36	27.43	1.91	n/a	>1g/t cut

ML17-041	89.92	115.82	25.90	0.77	0.38	East of ML17-001
inc	96.01	99.06	3.05	2.65	1.06	>1g/t cut
AZ 090 dip-65	150.88	166.12	15.24	0.89	1.99	New East Zone
inc	150.88	160.02	9.14	1.28	2.63	>1g/t cut

ML17-042	24.38	32.00	7.62	0.31	0.33	East of ML17-011
	150.88	179.83	28.95	2.02	1.86	New East Zone
inc	150.88	172.21	21.33	2.62	2.43	>1g/t cut
AZ 090 dip-70	239.27	245.36	6.09	0.43	5.46	Lower Ox Zone

ML17-035 AZ 180 dip-85	80.77	85.34	4.57	1.55	n/a	Drilled SW of Pit

ML18-043	124.97	128.02	3.05	0.63	n/a	West of ML17-027 New Upper Ox Zone
	137.16	143.26	6.10	0.55	n/a	New Upper Ox Zone
	220.98	248.41	27.43	1.81	n/a	West ext. – Main Zone
inc	224.03	246.89	22.86	2.05	n/a	>1 g/t
AZ 085 dip-70	333.76	341.38	7.62	0.44	n/a

ML18-044	207.26	222.50	15.24	0.37	n/a	West of ML17-022 New Upper Ox Zone
AZ 085 dip-85	230.12	251.46	21.34	0.92	n/a	New Upper Ox Zone
inc	234.70	239.27	4.57	1.22	n/a	>1 g/t
inc	243.84	249.94	6.10	1.14	n/a	>1 g/t
	256.03	281.94	25.91	2.32	n/a	West ext. – Main Zone
inc	259.08	280.42	21.34	2.69	n/a	>1 g/t

ML18-045	169.16	176.78	7.62	0.52	n/a	West of ML17-039 New Upper Ox Zone
AZ 085 dip-80	184.40	187.45	3.05	0.46	n/a	New Upper Ox Zone
	256.03	295.66	39.63	2.45	n/a	West ext. – Main Zone
inc	256.03	289.56	33.53	2.84	n/a	>1 g/t

ML18-046	21.34	51.82	30.48	2.05	n/a	West of ML17-027 Upper East Zone
inc	35.05	47.24	12.19	4.45	n/a	>1 g/t
	85.34	91.44	6.10	0.77	n/a
AZ 083 dip-55	216.41	225.55	9.14	0.95	n/a	Lower East Zone
inc	217.93	220.98	3.05	2.05	n/a	>1 g/t

ML18-047	193.55	205.37	11.82	1.77	n/a	West of ML17-022 Lower East Zone
inc	193.55	201.17	7.62	2.57	n/a	>1 g/t
	216.41	220.98	4.57	0.32	n/a
AZ 085 dip-60	256.03	266.70	10.67	0.42	n/a

ML18-048	51.82	54.86	3.05	0.41	n/a	East of ML17-037 Upper East Zone
	210.31	214.88	4.57	3.61	n/a	East H-G Zone
AZ 085 dip-65	320.04	341.38	21.34	0.77	n/a	New Far-East Zone
inc	332.23	339.85	7.62	1.20	n/a	>1 g/t

ML18-049	230.12	237.74	7.62	21.77	n/a	East of ML17-010 East H-G Zone
	248.41	252.98	4.57	0.27	n/a
AZ 085 dip-70	277.37	280.42	3.05	1.20	n/a

ML18-050 Az 085 dip-65	345.95	367.28	21.33	2.00	n/a	West of ML17-013 Main ML Zone

ML18-051	356.62	385.57	28.95	1.02	n/a	West of ML 17-017 East H-G Zone
inc	356.62	371.86	15.24	1.56	n/a	1 g/t cut
AZ 085 dip-70	400.81	416.05	15.24	0.45	n/a	Lower OX Zone to the EOH

ML18-052	132.59	155.45	22.86	0.67	n/a	West of ML 17-021 Upper LG Zone
inc	149.35	153.92	4.57	1.30	n/a	1 g/t cut
AZ 085 dip-75	230.12	283.46	53.34	1.90	n/a	Main ML Zone
inc	230.12	277.37	47.25	2.09	n/a	1 g/t cut
	385.57	426.72	41.15	1.52	n/a	Lower OX Zone to the EOH
inc	385.57	399.29	13.72	2.09	n/a	1g/t cut
inc	408.43	414.53	6.10	2.74	n/a	1g/t cut

Surface exploration at Mother Lode has identified new targets along the Daisy, Secret Pass and Sterling trends, which have motivated the Company to expand its claim packages to the northwest and southeast of the Mother Lode claims. Targets in these extensions areas are named Sawtooth, Coronet and Willy’s, and the locations are indicated with respect to the Mother Lode claims by the map in Figure 6. During this reporting period, the MN claim group was expanded to west by locating 54 additional claims to cover the Sawtooth exploration area.

Figure 6. Map of new District-wide exploration project beyond the core Mother Lode deposit area, with areas for local expansion of the Mother Lode mineralization denoted by stars within the Mother Lode claims.

The Mother Lode Project is not part of the North Bullfrog Project, and currently there is insufficient drilling or analysis for estimation of a Mineral Resource. Therefore, Mother Lode continues to be a non-material property.

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

The work program at the Mother Lode Property was designed and supervised by Mark Reischman, Corvus Gold’s Nevada Exploration Manager, who is responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. Quality control is monitored by the insertion of blind certified standard reference materials and blanks into each sample shipment. All resource sample shipments are sealed and shipped to American Assay Laboratories (“AAL”) in Reno, Nevada, for preparation and assaying. AAL is independent of the Company. AAL’s quality control system complies with the requirements for the International Standards ISO 9001:2000 and ISO 17025:1999. Analytical accuracy and precision are monitored by the analysis of reagent blanks, reference material and replicate samples. Carl Brechtel, a Qualified Person, has verified the data underlying the information disclosed herein by reviewing the reports of AAL and all procedures undertaken for QA/QC. All matters were consistent and accurate accordingly to his professional judgment. There were no limitations on the verification process.

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

Results of Operations

Nine months ended February 28, 2018 Compared to Nine months ended February 28, 2017

For the nine months ended February 28, 2018, the Company had a net loss of $7,113,643 compared to a net loss of $4,829,427 in the comparative period of the prior year. Included in net loss was $508,865 (2017 - $453,788) in stock-based compensation charges which is a result of stock options granted and vested during the current period and previously granted stock options which vested during the period. The increase in loss of $2,284,216 in the nine month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $4,075,384 incurred in the current period compared to $2,107,236 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $1,950,348 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company secured additional financing in July and December 2017 and focused its exploration efforts on the two Nevada properties and partly due to increased stock-based compensation charges of $41,166 during the current year compared to $23,366 in the prior year. Management expects increases in exploration costs over prior periods are likely to continue in the immediate future periods.

Consulting expenses increased to $468,982 (2017 - $456,531) mainly due to increased consulting fees of $14,667 during the current period compared with the comparative period of the prior year, and decreased stock-based compensation charges of $231,065 during the current period compared to $233,281 in the comparative period of the prior year.

Insurance expenses increased to $147,279 (2017 - $105,913) mainly due to increased insurance premiums as a result of increased Director and Officer Liability coverage during the current period compared with the comparative period of the prior year.

Investor relations expenses increased to $616,295 (2017 - $564,355) and travel expenses increased to $163,960 (2017 - $107,415) mainly due to increase in investor relations-related travels, advertising, marketing and conference attended, property tours conducted during the current period as part of the Company’s efforts to secure additional financing. Investor relations expenses also increase in part due to increased stock-based compensation charges of $69,817 during the current period compared to $55,431 in the comparative period of the prior year.

Office expenses increased to $108,437 ($89,931) mainly due to the moving expenses associated with the Company moving its Denver office location in October 2017.

Professional fees decreased to $194,435 (2017 - $206,356) due to the adjustment of prior years’ audit over accrual.

Regulatory expenses increased to $86,311 (2017 - $67,809) mainly due to an increase in the base and variable fee paid to the TSX, an increase from $18,096 in 2017 to $31,202 in 2018.

Wages and benefits decreased to $1,033,069 (2017 - $1,045,682) mainly due to a decrease of $37,321 in wages and benefits in the current period mainly as a result of adjustment in wages of several senior executive officers and the severance pay to a former employee in the comparative period of the prior year offset by increased stock-based compensation charges of $161,306 during the current period compared to $136,598 in the comparative period of the prior year.

Other expense categories that reflected only moderate changes period over period were administration expenses of $316 (2017 - $545), depreciation expenses of $13,477 (2017 - $16,544), and rent expenses of $79,484 (2017 - $80,309).

Other items amounted to a loss of $126,214 compared to an income of $19,199 in the comparative period of the prior year. There was an increase in foreign exchange loss of $138,781 (2017 - $4,860), which is the result of factors outside of the Company’s control and a decrease in interest income of $12,567 (2017 - $24,059) as a result of less investment in cashable GIC’s during the current period.

Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

For the three months ended February 28, 2018, the Company had a net loss of $2,931,596 compared to a net loss of $1,995,267 in the comparative period of the prior year. Included in net loss was $160,795 (2017 - $139,705) in stock-based compensation charges which is a result of previously granted stock options vesting during the period. The increased loss of $936,329 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $1,623,436 incurred in the current period compared to $877,567 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $741,727 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company secured additional financing in July and December 2017 and focused its exploration efforts on the two Nevada properties and partly due to increased stock-based compensation charges of $13,987 during the current year compared to $9,845 in the prior year. Management expects increases in exploration costs over prior periods are likely to continue in the immediate future periods.

Consulting fees increased to $183,224 (2017 - $164,869) mainly due to increased consulting fees of $11,667 during the current period and increased stock-based compensation charges of $73,807 during the current period compared to $67,119 in the prior period.

Professional fees increased to $94,610 (2017 - $82,433) due to the increased legal fees during the current period and increased stock-based compensation charges of $1,779 during the current period compared to $1,626 in the comparative period of the prior year.

Regulatory expenses increased to $47,778 (2017 - $35,954) mainly due to an increase in the base and variable fee paid to the TSX, an increase from $18,096 in 2017 to $31,202 in 2018.

Wages and benefits increased to $570,899 (2017 - $482,674) mainly due to increased wages and benefits of $82,475 during the current period and increased stock-based compensation charges of $49,177 during the current period compared to $43,427 in the prior period.

Other expense categories that reflected only moderate changes period over period were administration expenses of $105 (2017 - $92), depreciation expenses of $4,468 (2017 - $5,537), insurance expenses of $49,151 (2017 - $47,597), investor relations expenses of $226,370 (2017- $224,332), office expenses of $30,453 (2017 - $27,818), rent expenses of $17,241 (2017 - $27,961), and travel expenses of $31,422 (2017 - $23,097).

Other items amounted to a loss of $52,439 compared to an income of $4,664 in the comparative period of the prior year. There was an increase in foreign exchange loss of $58,884 (2017 - $1,065), which is the result of factors outside of the Company’s control and an increase in interest income of $6,445 (2017 - $5,729) as a result of more investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $4,571,455 as at February 28, 2018 compared to $1,300,553 as at May 31, 2017. The change in cash position was the net result of $6,478,921 used for operating activities, $7,710 used on property and equipment, $38,384 used on capitalized acquisition costs, $9,966,014 received from the private placements of common shares in July and December 2017 (net of share issue costs), and exercise of stock options during the period ended February 28, 2018.

As at February 28, 2018, the Company had working capital of $4,567,471 compared to working capital of $1,270,168 as at May 31, 2017. On July 6, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per share for gross proceeds of $4,650,000. On December 7, 2017, the Company closed a non-brokered private placement equity financing and issued 2,829,130 common shares at a price of $1.15 per share for gross proceeds of $3,253,499 and 1,574,803 common shares at a price of $1.27 per common share for gross proceeds of $2,000,000. The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until May 31, 2019. Following May 31, 2019, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2020. The Company’s current anticipated operating expenses are $1,493,000 until May 31, 2018 and $3,740,000 until February 28, 2019. The Company’s anticipated monthly burn rate averages approximately $498,000 for March 2018 to May 2018, where approximately $174,000 is budgeted for administrative purposes and approximately $324,000 is for planned exploration expenditures related to the completion of the ongoing exploration programs at the NBP and the Mother Lode Property. From March 2018 to February 2019, the Company’s anticipated monthly burn rate averages approximately $312,000, of which $231,000 is budgeted for administrative purposes and approximately $81,000 is for planned exploration expenditures related to the ongoing exploration programs at the NBP and the Mother Lode Property. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of September 2019 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP and the Mother Lode Property on its currently anticipated scheduling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of February 28, 2018 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of February 28, 2018, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended February 28, 2018 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Repurchase of Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine months period ended February 28, 2018, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

On January 1, 2018, the Company amended Schedule B to the Consulting Agreement with Blue Pegasus Consulting Inc., dated June 1, 2011, as amended October 12, 2017, pursuant to which the Company contracts the services of its Chief Financial Officer, Peggy Wu (the “Consultant”). Pursuant to the amended Schedule B the Company increased the base amount of compensation to the Consultant from $6,666.67 per month to $7,500 per month.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at February 28, 2018 and May 31, 2017, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Nine Months and Three Months ended February 28, 2018 and February 28, 2017, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2018 and February 28, 2017, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Nine Months Ended February 28, 2018, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2018

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 9, 2018

