Form 10-K
period 2018-05-31
Corvus Gold Inc.
filed 2018-08-28
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-55447

CORVUS GOLD INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750 - 700 West Pender Street
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $69,048,395

As of August 27, 2018, the registrant had 105,985,945 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into this report. See Part III.

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

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Guide 7 standards as in place tonnage and grade without reference to unit measures.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the NBP are preliminary in nature and include “inferred mineral resources” that have a great amount of uncertainty as to their existence and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the NBP will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

CAUTIONARY NOTE CONCERNING HISTORIC ESTIMATES

The historic estimates (Inter-Rock Gold Inc. Annual Report 1996, subsequently changed to Inter-Rock Minerals Inc. available on www.sedar.com) for the Mother Lode property contained in this Annual Report on Form 10-K should not be relied upon. These estimates are not NI 43-101 compliant. While the Company considers these historical estimates to be relevant to investors as it may indicate the presence of mineralization, a qualified person for the Company has not done sufficient work to classify the historical estimates as current mineral resources as defined by NI 43-101 and the Company is not treating these historical estimates as a current mineral resource.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;

•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP;

•	the Company’s estimates of the quality and quantity of the mineral resources at its mineral property;

•	the timing and cost of planned exploration programs of the Company and its joint venture partners (as applicable), and the timing of the receipt of results therefrom;

•	the Company’s future cash requirements and use of proceeds of sales of none-core assets;

•	general business and economic conditions;

•	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations;

•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;

•	the potential for the existence or location of additional high-grade veins at the NBP, or high-grade mineralization at the Mother Lode property (as defined herein);

•	the potential to expand the high-grade gold and silver at the YellowJacket target, the potential to expand the higher grade bulk tonnage at the Sierra Blanca target, at the NBP and at the Mother Lode property;

•	the potential for any delineation of higher grade mineralization at the NBP or Mother Lode property;

•	the potential for there to be one or more additional vein zone(s) to the west and northeast of the current YellowJacket high-grade zone;

•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;

•	the potential for the NBP or the Mother Lode mineralization systems to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery; and

•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•	our requirement of significant additional capital;
•	our limited operating history;
•	our history of losses;
•	cost increases for our exploration and, if warranted, development projects;
•	our Properties (as defined herein) being in the exploration stage;
•	mineral exploration and production activities;
•	our lack of mineral production from our Properties;
•	estimates of mineral resources;
•	changes in mineral resource estimates;
•	differences in United States and Canadian mineral reserve and mineral resource reporting;
•	our exploration activities being unsuccessful;
•	fluctuations in gold, silver and other metal prices;
•	our ability to obtain permits and licenses for production;
•	government and environmental regulations that may increase our costs of doing business or restrict our operations;
•	proposed legislation that may significantly affect the mining industry;
•	land reclamation requirements;
•	competition in the mining industry;

•	equipment and supply shortages;
•	current and future joint ventures and partnerships;
•	our ability to attract qualified management;
•	the ability to enforce judgment against certain of our Directors (as defined herein);
•	currency fluctuations;
•	claims on the title to our Properties;
•	surface access on our Properties;
•	potential future litigation;
•	our lack of insurance covering all our operations;
•	our status as a “passive foreign investment company” under US federal tax code; and
•	the Common Shares (as defined herein).

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

GLOSSARY OF TERMS

“Ag”	Silver
“alteration”	Changes in the chemical or mineralogical composition of a rock, generally produced by weathering or hydrothermal solutions
“Arrangement”	The corporate spin-out of Corvus from ITH by way of a plan of arrangement among ITH, the shareholders of ITH and Corvus under the BCBCA, effective August 26, 2010
“Au”	Gold
“Board”	The board of directors of Corvus
“BCBCA”	Business Corporations Act (British Columbia), Corvus’ governing statute
“Corvus Nevada”	Corvus Gold Nevada Inc., a wholly owned subsidiary of Corvus USA subsisting under the laws of Nevada
“Corvus USA”	Corvus Gold (USA) Inc., a wholly owned subsidiary of Corvus subsisting under the laws of Nevada
“Common Shares”	The Common Shares without par value in the capital stock of Corvus as the same are constituted on the date hereof
“Corvus”	Corvus Gold Inc., a company organized under the laws of British Columbia
“cut-off grade”	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate
“deposit”	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved
“Director”	A member of the Board
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock
“epigenetic”	Said of a mineral deposit of origin later than that of the enclosing rocks
“Exchange Act”	The United States Securities Exchange Act of 1934, as amended
“executive officer”

When used in relation to any issuer (including the Company) means an individual who is:

(a)    a chair, vice chair or president;

(b)    a vice-president in charge of a principal business unit, division or function, including sales, finance or production; or

(c)     performing a policy-making function in respect of the issuer

“g/t”	Grams per metric tonne
“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“heap leaching”	A method of recovering minerals from ore whereby crushed rock is stacked on a non-porous liner and an appropriate chemical solution is sprayed on the top of the pile (the “heap”) and allowed to percolate down through the crushed rock, dissolving the desired minerals(s) as it does so. The chemical solution is then collected from the base of the heap and is treated to remove the dissolved mineral(s)
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it

“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“ITH”	International Tower Hill Mines Ltd., a company subsisting under the laws of British Columbia
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“Moz”	Million ounces
“mineral reserve”	The economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of modifying factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. Under NI 43-101 standards, the public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated, and Inferred Resources and Proven and Probable Reserves above.
“mineral resource”	A mineral resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. Material of economic interest refers to diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. The term mineral resource covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which mineral reserves may subsequently be defined by the consideration and application of modifying factors. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated, and Inferred Resources and Proven and Probable Reserves above.
“mineralization”	The concentration of metals and their chemical compounds within a body of rock
“modifying factors”	Considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors
“Mother Lode”	The Mother Lode property in Nevada held by Corvus Nevada, as more particularly described under “Properties”
“National Instrument 43-101”/ “NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NBP”	The North Bullfrog Project in Nevada held by Corvus Nevada, as more particularly described under “Properties”
“NSR”	Net smelter return
“Properties”	The NBP in Nevada and the Mother Lode property in Nevada

“Raven Gold”	Raven Gold Alaska Inc., a wholly owned subsidiary of Corvus USA subsisting under the laws of Alaska
“SEC”	United States Securities and Exchange Commission
“SoN”	SoN Land and Water, LLC, a limited liability company subsisting under the laws of Nevada, of which Corvus Nevada is the sole member
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“TSX”	Toronto Stock Exchange
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheetlike form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
SEC Industry Guide 7 Definitions:
exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage
development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study
mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction
probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation
production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product
proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established
reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. “Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing. A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined

1 For SEC Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

2 SEC Industry Guide 7 does not require designation of a qualified person.

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "we", "us", "our", "Corvus", "Corvus Gold Inc." or the "Company" refer to Corvus Gold Inc. and its subsidiaries.

CURRENCY AND EXCHANGE RATES

All dollar amounts in this Annual Report are expressed in Canadian dollars unless otherwise indicated. The Company’s accounts are maintained in Canadian dollars and the Company’s financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “U.S. dollars” or “USD” are to United States dollars.

The following table sets forth the rate of exchange for the Canadian dollar, expressed in U.S. dollars in effect at the end of the periods indicated, the average of exchange rates in effect during such periods, and the high and low exchange rates during such periods based on the noon rate of exchange as reported by the Bank of Canada for conversion of Canadian dollars into U.S. dollars.

	Year Ended May 31
Canadian Dollars to U.S. Dollars	2018	2017	2016
Rate at end of period	0.7723	0.7407	0.7634
Average rate for period	0.7866	0.7559	0.7567
High for period	0.8245	0.7877	0.8191
Low for period	0.7405	0.7276	0.6854

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.404686
Feet	Metres	0.30480
Miles	Kilometres	1.609344
Tons	Tonnes	0.907185
Ounces (troy)/ton	Grams/Tonne	34.2857

1 mile = 1.609 kilometres 1 acre = 0.405 hectares 2,204.62 pounds = 1 metric ton = 1 tonne	2000 pounds (1 short ton) = 0.907 tonnes 1 ounce (troy) = 31.103 grams 1 ounce (troy)/ton = 34.2857 grams/tonne

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

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of May 31, 2018, being the last day of our last fiscal year.

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

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Nevada, U.S.A. We reported no material revenues during 2018 and 2017.

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

(d)	Corvus USA, a corporation incorporated in Nevada on February 25, 2013, which holds all of the shares of Corvus Nevada and Raven Gold and is 100% owned by Corvus; and

(e)	Mother Lode Mining Company LLC, a limited liability company incorporated in Nevada on March 14, 2014 of which Corvus Nevada is the sole member.

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

We are in the exploration stage and do not mine, produce or sell any mineral products at this time. With respect to the NBP, our present preliminary studies indicate that any production would be through a combination of heap leaching some of the mineralization (and treatment of the leaching solution to recover gold and silver) and processing other portions of the mineralization through a gravity concentration-cyanide leach milling process. Phase I exploration drilling began at the Mother Lode property in September 2017. Phase II exploration drilling at Mother Lode property began in January 2018, with a possible Phase III program planned to begin in September 2018.

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

Competitive Conditions

There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete with other entities for the opportunity to participate in exploration projects which we believe are promising. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment and hire qualified mineral exploration personnel. We may compete with other junior mining companies for mining claims in regions adjacent to our existing claims, or in other parts of the world should we dedicate resources to doing so in the future. These companies may be better capitalized than us and we may have difficulty in expanding our holdings through the staking or acquisition of additional mining claims or other mineral tenures.

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

Nevada

In Nevada, initial stage surface exploration does not require any permits. Notice-level exploration permits (less than 5 acres of disturbance) are required (through the BLM) for the NBP to allow for drilling. More extensive disturbance required the application for a receipt of a “Plan of Operations” from the BLM. In May 2013, Corvus obtained an amended Plan of Operations allowing 100 acres of surface disturbance in the public lands portion of the NBP, which is considered sufficient by us for our currently planned drilling and characterization program. We also applied for, and received in August 2013, a NOI for disturbance of an additional 1.3 acres outside the currently defined NBP area in order to allow us to drill water monitor wells and perform geotechnical soil investigations outside the NBP area. This NOI has been reviewed and extended until May 9, 2019 by BLM. In June of 2015, the Company applied for, and received a NOI which allowed an additional 2.1 acres of disturbance for exploration of the Eastern Steam-heated Alteration zone, outside of the NBP permit area. On December 7, 2015, a decision allowing the increase in disturbance area to 4.8 acres in the Eastern Steam-heated Alteration zone was received from BLM. This Notice has been extended to 2019. In August of 2017, the Company received a NOI from BLM which allowed 4.8 acres of surface disturbance for drilling exploration at the Mother Lode property. As of May 31, 2018, the Company had posted with the BLM, as security for the reclamation obligations, a Surety Bond of USD 402,597 In general, exploration activities in Nevada can be carried out on a year-round basis. Mining is conducted in Nevada on a year round basis, both open pit and underground.

In Nevada, we are also required to post bonds with the State of Nevada to secure our environmental and reclamation obligations on private land, with amount of such bonds reflecting the level of rehabilitation anticipated by the then proposed activities. As at May 31, 2018, the Company had posted with Nevada Division of Minerals in the State of Nevada, as security for these reclamation obligations, a Surety Bond of USD 209,070.

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

In July 2018, the Company submitted Environmental Assessment (EA) and Exploration Plan of Operations (PoO) documents for 140 acres of surface disturbance required for an expanded drilling and exploration program at Mother Lode. That application is pending approval of the BLM. In addition, a NOI for drilling in the Willys Area and in the Sawtooth Areas at Mother Lode was filed with the BLM in June 2018. Approval of the Willys Area Notice was received on June 26, 2018. Approval of the Sawtooth Notice is pending.

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

Key Personnel

As at August 27, 2018, we have two full time employees and six part-time consultants. Our operations are managed by our officers with oversight by the Directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years and the current calendar year to date:

Year	High	Low	Average
	USD	USD	USD
2013	1,693	1,192	1,411
2014	1,385	1,142	1,267
2015	1,296	1,049	1,160
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018 (through August 24, 2018)	1,355	1,178	1,294

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

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

•	$(9,194,678) for the year ended May 31, 2018; and

•	$(6,730,817) for the year ended May 31, 2017.

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

Risks Related to Mining and Exploration

Our Properties are in the exploration stage.

The NBP has estimated mineral resources identified, but there has not been a mineral reserve estimation in accordance with NI 43-101 or SEC Industry Guide 7. Estimates of gold mineralization at the Mother Lode property are available in historical data obtained during the property purchase, but verification of such data still needs to be performed, before it can then provide the basis of a resource estimate. There is no assurance that we can establish the existence of any mineral reserves on the NBP or the Mother Lode property in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the Properties and if we do not do so, we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

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

We have no history of producing metals from our current mineral Properties. We do not produce gold or silver and do not currently generate operating earnings. While we seek to move our Properties into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

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

As we have not completed feasibility studies on our Properties and have not commenced actual production, mineral resource estimates may require adjustments or downward revisions. In addition, the grade ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

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

Our relationship with the communities in which we operate impacts the future success of our operations.

Our relationship with the communities in which we operate is important to ensure the future success of our existing operations. While we believe our relationships with the communities in which we operate are strong, there is an increasing level of public concern relating to the perceived effect of mining activities on the environment and on communities impacted by such activities. Certain non-governmental organizations (“NGOs”), some of which oppose globalization and resource development, are often vocal critics of the mining industry and its practices. Adverse publicity generated by such NGOs or others related to extractive industries generally, or its operations specifically, could have an adverse effect on our reputation or financial condition and may impact its relationship with the communities in which we operate. While we believe that we operates in a socially responsible manner, there is no guarantee that our efforts in this respect will mitigate this potential risk.

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

We may enter into joint ventures or partnership arrangements with other parties in relation to the exploration, development and production of a certain portion of the Properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such Properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

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

There are risks that title to our property may be challenged or impugned. Our current Properties are located in Nevada and may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of our Properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of our Properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

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

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Recently enacted changes in tax law could materially affect our financial position and results of operations.

On December 22, 2017, the President of the United States signed into law H.R. 1 (the “U.S. Tax Reform”). We are in the process of determining the impact to our financial statements of all aspects of U.S. Tax Reform and intend to reflect the impact of such reform in the financial statements during the period in which such amounts can be reasonably estimated. There is substantial uncertainty regarding the details of the U.S. Tax Reform. The intended and unintended consequences of the U.S. Tax Reform on our business are not yet widely understood and, due to our international business activities, the changes to the taxation of our activities affected by the U.S. Tax Reform could increase our effective tax rate and could materially impact our financial position or results of operations.

Risks Related to the Common Shares

We believe that we may be a “passive foreign investment company” for the current taxable year which may result in materially adverse United States federal income tax consequences for United States investors.

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended May 31, 2018, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the shareholder makes a timely and effective "qualified electing fund" election (“QEF Election”) or a "mark-to-market" election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below under the heading “Certain United States Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Shares.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Although as of May 31, 2018, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

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

In the last 12 months, the price of our stock on the TSX has ranged from a low of $0.73 to a high of $3.20. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to resell any Common Shares you acquire at a desired price.

We have never paid dividends on the Common Shares.

We have not paid dividends on the Common Shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends with respect to the Common Shares will depend on our ability to successfully develop our Properties and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends on Common Shares will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of the Board.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per Common Share if we issue additional employee/Director/consultant options or if we sell additional Common Shares to finance our operations.

In order to further expand the Company’s operations and meet our objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale of and issuance of additional Common Shares, including, but not limited to, raising funds to explore the Properties. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we will likely also need to issue additional Common Shares to finance future acquisitions, growth and/or additional exploration programs of our Properties or to acquire additional properties. We will also in the future grant to some or all of our Directors, officers, and key employees and/or consultants options to purchase Common Shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional Common Shares will, cause our existing shareholders to experience dilution of their ownership interests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

North Bullfrog Project, Nevada

Our principal mineral property is the NBP (Figure 1), a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills (“NBH”) about 15 kilometres north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. A NI 43-101 technical report entitled “Technical Report and Preliminary Economic Assessment for Combined Mill and Heap Leach Processing at the NBP Bullfrog Mining District, Nye County, Nevada” with an effective date of October 31, 2017, (the “Technical Report”) and prepared by Scott E. Wilson, C.P.G., SME, Stephen B. Batman, Mining Eng., SME and Christopher L. Easton, Consulting Metallurgist is available on SEDAR. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding mineral resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Property Description and Location

North Bullfrog Project

The NBP is located in the Bullfrog Hills of northwestern Nye County, Nevada. The NBP covers about 7,223 hectares of patented and unpatented mining claims in sections 20, 21, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 11, 12, 13, and 14 of T11S, R46E; section 31 of T10S, R47E; and sections 6, 9, 15, 16, and 17 T11S, R47E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode mining claims. Corvus Nevada owns an additional 5 patented claims (the “Millman claims”) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sarcobatus hydrographic basin (Basin146).

Figure 1: Property Map showing the Location of the NBP and Mother Lode property, blue outline shows the NBP and the green outline shows the Mother Lode property

Title and Ownership

Redstar Gold Joint Venture and ITH Land Purchase

Redstar Gold Corp. (“Redstar”) originally staked 213 unpatented lode mining claims and optioned 21 patented lode mining claims from six private parties in 2006. ITH optioned the original NBP land package from Redstar in 2006, creating the NBPJV. ITH added 11 patented lode mining claims (the Mayflower property) to the NBPJV in 2007 under the Greenspun lease agreement. Redstar added 12 patented lode mining claims (the Connection and adjacent properties) to the NBPJV in 2008 under the lease agreement with Lunar Landing LLC. In August 2009 ITH purchased 100% interest in the NBPJV from Redstar by paying Redstar $250,000 and issuing 200,000 ITH common shares. These holdings were then transferred to Corvus during the spin out. Corvus completed an additional option lease agreement on two patented lode mining claims in the Jolly Jane area in March 2011. In May 2014, Corvus amended its existing lease agreement with Kolo Corp. to add the Yellow Rose and Yellow Rose No. 1 claims. In March 2015 Corvus added a second option lease agreement with Lunar Landing LLC, to lease the Sunflower, Sunflower No. 1 and Sunflower No. 2 claims for a total of nine option agreements on private land. Table 1 summarizes the obligations of the nine leases which are part of Corvus’ responsibilities on the Project.

Table 1: Summary of Lease Obligations that are part of the NBP

Party	Area	Claims/Acres	Next Payment	Property Taxes	NSR	Signing Date
Gregory	North Pioneer	1/8.2	$3,758	none	2%	6/16/2006
Wiley(1)	Savage	3/45.7	$9,020	none	2%	5/22/2006
Kolo Corp	Jolly Jane & Yellow Rose	4/81.7	$7,358	$258	3%	5/8/2006
Milliken	Pioneer	3/24.5	$5,637	none	2%	5/8/2006
Pritchard	Pioneer	12/203.0	$20,000	none	4%	5/16/2006
Lunar Landing LLC	Connection	12/195.0	$16,200	$207	4%	10/27/2008
Lunar Landing LLC	Sunflower	3/59.2	$5,000	$180	4%	3/30/2015
Greenspun (2)	Mayflower	11/183.1	$10,000	$214	4%	12/1/2007
Sussman	Jolly Jane	2/37.4	$31,508	$113	2%	3/1/2011
Total	-	51/748.7	$108,481	$972	-	-

(1)	Original title transferred from Hall to Wiley due to death in the family
(2)	Plus 50,000 shares of ITH and 25,000 Common Shares

Corvus has added an additional 808 federal unpatented lode mining claims which were staked in 2012, and added an additional 57 federal unpatented lode mining claims which were staked in late 2014.

The Gregory, Hall, Kolo Corp., Milliken, Pritchard and Lunar Landing leases contain provisions for extension of the lease beyond the initial term, as long as active exploration or mining activities are maintained by the Company. The leases are now extended annually under this provision.

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

Hall Property (Savage Valley Area)

Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and two arm’s length individuals, Redstar has leased three patented mineral claims. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009, USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

Kolo Property (Jolly Jane Area)

Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased two patented mining claims (Jolly Jane and ZuZu). The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009, USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 3% NSR royalty on all production from the Jolly Jane and ZuZu claims, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty).

The Kolo lease agreement was amended on May 29, 2014 to add the Yellow Rose and Yellow Rose No. 1 patented claims to the agreement. The term remained the same, but the amended lease includes additional Advance Minimum Royalty payments of USD 2,400 per year for years one and two, increasing to USD 3,600 per year thereafter (adjusted for inflation) for the Yellow Rose claims. The Lessor is entitled to receive a 3% NSR royalty on all production from the Yellow Rose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

Milliken Property (Pioneer Area)

Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased three patented mining claims. The lease is for an initial term of 10 years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009, USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

Lunar Property (Sunflower Area)

Pursuant to a mining lease and option to purchase agreement made effective March 30, 2015 between Corvus Nevada and an arm’s length limited liability company, Corvus Nevada has leased (and has the option to purchase) three patented mining claims. The three and a half year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 5,000 on signing and annual payments for the three anniversaries of USD 5,000. Corvus Nevada has an option to purchase the property (subject to the NSR royalty below) for USD 300,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 500,000 per 1% (USD 2,000,000 for the entire royalty).

Sussman Property (Jolly Jane Area)

Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims. The lease is for an initial term of 10 years, subject to extension for an additional 10 years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution, USD 25,000 on each of March 1, 2012, 2013 and 2014, USD 30,000 on March 1, 2015 and each anniversary thereafter, adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the royalty for USD 1,000,000 per 1%. If the lessee purchases the entire royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

Greenspun Property (Mayflower Area)

ITH, through what is now Corvus Nevada, entered into a mining lease with an option to purchase with the Greenspun Group for 183 acres of patented lode mining claims that cover much of the Mayflower prospect. The Mayflower lease requires Corvus to make payments and complete work programs as outlined in Table 2. During the term of the lease any production from the Mayflower property is subject to a sliding scale royalty, also outlined in Table 2. Corvus has the right to purchase a 100% interest in the Mayflower property for $7.5 million plus a 0.5% NSR (if gold is less than $500) or 1.0% (if gold is above $500) at any time during the term of the lease (subject to escalation for inflation if the option is exercised after the 10th year of the lease). The annual property taxes to be paid by Corvus for the Mayflower property are $214. On February 11, 2015, the Mayflower mining lease with option to purchase was amended with the addition of an anti-dilution clause applying to the ITH shares and with an increase in the annual payment to include 25,000 Common Shares. On November 22, 2017, the term of the lease was extended for 10 additional years to December 7, 2027.

Table 2: Summary of the Material Terms of the Mayflower/Greenspun Group Lease

Term: Five Years Beginning December 1, 2007

Five additional years to December 7, 2017, plus an additional three year period or so long thereafter as commercial production continues

Ten Additional years to December 7, 2027, plus an additional three year period or so long thereafter as commercial production continues

Lease Payments: Due on Each Anniversary Date of the Lease

On regulatory acceptance - USD 5,000 and 25,000 ITH shares

Each of first – fourth anniversaries, USD 5,000 and 20,000 ITH shares

Each of fifth – ninth anniversaries, USD 10,000, 50,000 ITH shares and 25,000 Common Shares

Each tenth to 20th anniversaries, USD 10,000, 50,000 ITH shares and 25,000 Common Shares

Work Commitments: Excess Expenditures in Any Year Can Be Carried Forward, or if under Spent the Unspent Portion Paid to Greenspun Group

Years 1-3 USD 100,000 each year the lease is in effect

Years 4-6 USD 200,000 each year the lease is in effect

Years 7-10 USD 300,000 each year the lease is in effect

Years 11-20 USD 300,000 each year the lease is in effect

Retained Royalty: Production Sliding Scale Net Smelter Return Based on Price of Gold Each Quarter
2% if gold is less than USD 400 per ounce 3% if gold is between USD 401and USD 500 per ounce 4% if gold is more than USD 500 per ounce
Advance Minimum Royalty Payments (if not in commercial production by the tenth anniversary, in order to extend lease for an additional three years)
Years 21-23 USD 100,000 each year the lease is in effect and commercial production has not been achieved
Purchase Option:

During first 10 years, the property can be purchased for USD 7.5 million plus an 0.5% NSR (if gold is less than USD 500) or 1.0% (if gold is above USD 500)

After the tenth anniversary the USD 7.5 million purchase price escalates by the Consumer Price Index, using the CPI immediately prior to the tenth anniversary as a base

Millman Property

On February 21, 2013 Corvus Nevada signed a purchase agreement, which was subsequently closed on March 28, 2013, for the purchase of the surface rights only to five patented lode mining claims owned by Mr. and Mrs. Gordon Millman and located east of the Mayflower Property. This ground could be used for potential overburden storage from the Mayflower deposit as well as improving access to the Mayflower Property in general. Corvus Nevada purchased the surface rights for USD 160,000. Additionally, Corvus Nevada agreed to pay the Millmans a fee of US $0.02 per ton of any potential overburden storage subject to a minimum storage of 12 million short tons of material. The note for the storage fee of $240,000 was paid on December 17, 2015.

Sarcobatus Property

In December 2013, SoN Land and Water LLC, wholly owned by Corvus Nevada, completed the purchase of an 160 hectare fee simple parcel of land approximately 30 kilometres north of the NBP which carries with it 1,600 acre feet of irrigation water rights within the Sarcobatus Flats water basin. The cost of the land and associated water rights was USD 1,034,626. The Company has registered the purchase of water rights with the Nevada State Engineer (“NSE”) and made application to the NSE to temporarily change the use to mining on July 18, 2017. That change application is pending approval of NSE. On March 7, 2018 Corvus made application for temporary transfer of the extraction point for a portion of the water (80 acre feet) to the NBP. That change application is also pending approval. The water right requires annual renewal and that application, submitted on June 11, 2018, is pending approval.

Other property considerations

All of the unpatented lode mining claims are on U.S. public land administered by the BLM. These claims give Corvus the right to explore for and mine minerals, including gold and silver, subject to the necessary permits. The current exploration permits from BLM and NDEP allow Corvus surface access, maintenance of roads, drilling and sampling, and a defined amount of accompanying surface disturbance. The unpatented lode mining claims require payment of yearly maintenance fees to the BLM and Nye County (recording fees) of an aggregate of USD 144,459 (estimated for 2018). Annual property taxes to be paid by Corvus for some of the properties under the original six Redstar leases and subsequent leases are listed in Table 1.

The unpatented lode claims at the Mother Lode property will require payment of yearly maintenance fees to BLM and Nye County (recording fees) of an estimated USD 44,032 (estimated for 2018).

Current exploration activities are covered by a Plan of Operations (NVN-83002) with the BLM. Two exploration Plans of Operation are in place with the Nevada Department of Environmental Protection (“NDEP”) (NDEP#0280 private land and #0290 public land administered by the BLM) that fulfill the State of Nevada permitting obligations on private and public lands, respectively. Additional exploration activities are covered by three Notices of Intent (“NOI”) with the BLM. Those NOIs (N-9221, N-93906 and N-95622) have temporary terms renewable every two years, and currently extend to 2019. Reclamation bonds, related to environmental liabilities to which the Properties are subject, are in place to cover activities on the Properties. Corvus’ reclamation liabilities are covered by surety bonds issued by Lexon Insurance Company in the amount of USD 284,386 for 89.2 acres (excludes the NOI bonded obligations) of disturbance on public land with the BLM and USD 209,070 for 25.4 acres of disturbance on private land with NDEP.

Accessibility, Physiography, Climate and Infrastructure at NBP

The Properties are accessible by a two and one half hour (209 kilometres, 130 mile) drive north of Las Vegas, Nevada along US Highway 95. US Highway 95 is the major transportation route between Las Vegas, Nevada, Reno, Nevada and Boise Idaho. Las Vegas is serviced by a major international airport. The Properties lie immediately to the west and to the east of the highway. Beatty, Nevada is the closest town to the property with a population of about 1,100 and contains most basic services. The nearest major supply point that would support a major mining related activity is Las Vegas, Nevada about 160 kilometres to the southeast. There are several accessible old mine workings. Access around both Properties is by a series of reasonably good gravel and dirt roads that extend to most of the important exploration areas.

The Properties are in Western Nevada’s high desert, which receives about 15 centimetres of precipitation per year, mostly as modest snow fall in the winter and thunderstorms in the summer. The average daily temperature (°F) varies from a low of 40 (5 °C) in January to a high of 80 (27 °C) in July. The hills at the Properties are covered with sparse low brush including creosote, four-wing saltbush, rabbit brush and Nevada ephedra. The Properties are in the Basin and Range province, with the local topographic relief ranging from only a few hundred feet to 1000 feet. Most of the areas at the Properties are characterized by low hills separated by modest width valleys.

There are currently no other structures or infrastructure on the Properties. Major mining and construction equipment sales and service are readily available throughout Nevada; however, most major mining operations are located in the northern part of the state and are serviced from the cities of Reno and Elko. Human resources are readily available within the community of Beatty and historically provided a substantial portion of the workforce for the Bullfrog Mine, which operated between 1989 and 1998 as both an open pit and underground gold mining operation. Pahrump, approximately 110 kilometres to the southeast of Beatty, is a larger community with a population of 36,000. Pahrump is a local regional center, with a hospital and emergency medical services, a college campus with technical training for industrial support and expanded service sectors.

Electrical power is provided to the immediate area of both the NBP and Mother Lode Properties by the Valley Electric Association, Inc. (“VEA”), which is headquartered in Pahrump. A 135 kV line runs from the south to the Beatty substation, and a 25 kV line runs north from Beatty, NV along Highway 95. VEA began upgrading its existing electrical facilities, on the eastern portion of the NBP, in mid-2013. The upgrade has a separate circuit of 15 Mw capacity and will accommodate the presently anticipated future demand at NBP. The Company contributed USD 28,500 for the line upgrade. Two electrical feeder lines run west from the main line, one to the perimeter of the NBP to power an aggregate crushing plant operating in the southern portion of NBP and a second that traverses the NBP to power a centrally located microwave station and the Company’s weather station which has been installed on Corvus controlled patented mining claims near Mayflower. A feeder line currently runs from US Highway 95 up Fluorspar Canyon to a communications installation in the Bare Mountains above Mother Lode. We anticipate that adequate power will be available for all proposed future mining operations at both Properties.

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

Geology and Mineralization

Geology

The NBP is within the Walker Lane structural province and the Southwestern Nevada Volcanic Field (“SWNVF”). The Project lies approximately ten kilometres west of the western margin of the middle Miocene Timber Mountain caldera complex of the SWNVF and many of the volcanic units exposed on the NBP originated from the caldera complex. However, it appears that many of the most important host rocks to the mineralization are locally derived from what is now known as the NBH Volcanic Complex (“NBVC”) and are slightly older than the main ash flows erupted from the Timber Mountain Caldera. The region is underlain by Paleozoic sedimentary rocks which are the basement for the mid-Miocene tuffs and related rocks that are the hosts for most of the mineralization in the Bullfrog mining district. The region was subjected to extensional faulting which was contemporaneous with volcanism and localized sedimentary basins filled with reworked volcanic and basement debris developed as a result. Multiple episodes of extension have been documented. Most of the major fault zones have northerly strikes with normal displacement to the west. However, hanging wall antithetic faults are also present. Some of the major faults are interpreted to have listric shapes, similar to the main mineralizing fault at the Bullfrog mine, and likely sole into a district-scale detachment fault at depth. During younger periods of extension many of the older faults in the hanging walls of these listric structures have experienced significant rotation. Figure 2 is a geologic map of NBP showing target exploration and resource areas:

Figure 2: Geologic Map of NBP Showing Target and Resource Areas and Legend of Geologic Symbols

The NBH is underlain by pre-Tertiary basement rocks consisting of Precambrian to Cambrian sedimentary rocks of the Wood Canyon, Zabriskie and Carrara Formations. The basement rocks are exposed on the property in two prominent erosional windows. The pre-Tertiary windows are remnants of a basement structural high of significant relief upon which the Tertiary rocks were deposited. The basement rocks are overlain by a sequence of Miocene volcanic and lesser sedimentary rocks of the SWNVF.

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

The Rainbow Mountain Sequence is the most heterogeneous unit of the NBH. It consists of intercalated sequences of heterolithic and monolithic sedimentary debris flow breccias, large slide bocks derived from local volcanic and sedimentary units, as well as rhyolitic ash flows and rhyolite domes. The debris flow breccias are bedded but poorly sorted, consisting of sand – to large boulder-size clasts of predominantly volcanic rocks. Both gravity sliding and fluvial processes appear to have played a role in deposition. The volcanic debris is derived from many of the SWNVF units that are preserved as tabular ash flow tuff sheets elsewhere in the Bullfrog Hills. These include the Crater Flat Group, the Paintbrush Group and the Timber Mountain Group tuffs. The debris flow breccia deposits are largely the result of the re-working of the SWNVF units via gravity sliding and alluvial fan development around fault-bounded basement structural highs. The Debris Flow Breccia sequence represents a period of dynamic extensional faulting, scarp development and mass wasting. Massive, relatively intact blocks of monolithic breccias are interpreted as landslide megabreccia deposits that were shed off local fault scarps. Gold mineralization at Mayflower and Connection is hosted in the Rainbow Mountain Sequence. The thickness of this unit exceeds 300 metres in the Mayflower area.

Mineralization

All of the mineralization at NBP can be classified as low-sulphidation epithermal mineralization. There are at least two and possibly three distinct periods of mineralization present. Older mineralization, before 11.2 Ma, is observed at the Sierra Blanca and Jolly Jane mineral resource areas. A younger mineralization, 10 Ma, occurs at the Mayflower mineral resource area.

In both mineralization periods, there are two styles of low suphidation gold/silver mineralization; (1) high-grade, fault controlled fissure veins, vein breccias and stockworks (Mayflower, Liberator, YellowJacket, Liberty and others), and (2) low-grade disseminated replacement deposits (Sierra Blanca, Jolly Jane and Mayflower). The low-grade, disseminated mineralization is currently the more abundant type at NBP.

1)	Sierra Blanca Mineralization

Mineralization at Sierra Blanca can be classified into six different styles:

•	Disseminated gold mineralization associated with pervasive silica adularia and sulphidation of iron (ubiquitous at Sierra Blanca );
•	Gold associated with fault controlled suphidation (NE30, NE50, NE60 Faults);
•	Gold associated with quartz veining;
•	Continuous quartz vein and associated stockworks (Josh vein at YellowJacket);
•	Localized quartz veins and stockworks (numerous zones); or
•	Sulphide veining with gold and tellurium mineralization (Air Track Hill).

Pervasive disseminated mineralization occurs in the Pioneer Formation and Sierra Blanca Tuff over virtually the entire area at Sierra Blanca at 0.2-0.3 g/t gold grade. Oxidation of this mineralization extends locally to 200 metres and is associated with good cyanide leach metallurgical recovery. Fault hosted mineralization has been encountered in numerous locations (NS10, E30, NE40, NE50, NE60 and Savage Faults) with consistently higher gold grade (1-17 g/t) than the disseminated mineralization. Where oxidized, the fault zones respond well to cyanide leaching.

Quartz vein and stockwork mineralization occurs primarily in the YellowJacket deposit, a generally NW striking structural corridor along the eastern side of Sierra Blanca. The gold-bearing quartz vein and stockwork zones are generally gray translucent quartz with native gold and electrum, and varying amounts of acanthite or other silver sulphosalts. Metallurgical testing indicates the potential for high gold and silver recovery with cyanide leaching, both above and below the oxidation horizon.

The pervasive disseminated mineralization at Sierra Blanca and the Josh vein and stockwork mineralization at YellowJacket comprise approximately 84% of the gold resource at NBP.

2)	Jolly Jane Mineralization

Jolly Jane is located in the middle of NBP and virtually all of the geological elements common to NBP are found there. Disseminated mineralization occurs within the Sierra Blanc Tuff, which is thinner, approximately 70 metres as compared to a thickness of >160 metres at Sierra Blanca. The mineralized Sierra Blanca Tuff is preserved a horst between the West Jolly Jane Fault and the East Jolly Jane Fault. Gold grade is similar to Sierra Blanca disseminated mineralization with slightly lower cyanide leach recovery.

3)	Mayflower Mineralization

Younger, fracture controlled deposits at Mayflower and Pioneer were historically mined. The Mayflower Mine developed on a calcite vein and stockwork zone along a NW striking, steeply SW-dipping fault zone in silica-adularia-altered heterolithioc debris flow breccia in the Rainbow Mountain Sequence. Multiple high-grade gold areas have been identified, surrounded by low-grade mineralization. Mayflower mineralization is typically 0. 4-0.5 g/t and is well oxidized with good cyanide leach recovery.

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

The early history of the NBP is comingled with the greater Bullfrog Mining District. The Pioneer and Mayflower were the principal mines in the northern part of the district. The Pioneer mine was most active between 1909 and 1926 with about 15,000 feet of underground workings, all being developed within 330-feet of the surface. There are no accurate production figures, but limited records suggest that head grades were about one quarter ounce of gold per ton. The Mayflower mine was probably active during the same time, but again there are no reliable production records. Underground development at Sierra Blanca, Jolly Jane, Savage Valley, and YellowJacket also attest to historic mining and production, probably during the same period.

Modern exploration started in the early 1970s and consisted of a number of companies with focuses on different parts of the property. These programs consisted of a variety of activities including surface mapping and sampling, underground mapping and sampling, and drilling.

Between the early 1970s and the end of the Barrick exploration in the mid-1990s, approximately 249 rotary and reverse-circulation drill holes were drilled on the NBP.

With the downturn in gold price at the start of the 21st Century, interest in the NBP was essentially nonexistent. Redstar became attracted to the North Bullfrog area in late 2005, and started staking claims and acquiring leases on patented mining claims. In March 2007, Redstar granted ITH the right to earn an interest in the NBP and thereafter formed the NBPJV. In December 2007 ITH completed a lease of the Mayflower property, which was included in the NBPJV. Following the execution of the NBPJV agreement, ITH commenced active exploration on the NBP. In October 2008, Redstar completed a lease of the Connection property, which was also included in the NBPJV. On August 4, 2009, ITH purchased Redstar’s interests in the NBP and continued the exploration program as sole owner/lessor. On August 26, 2010, ITH spun out Corvus as a separate public company in a transaction which resulted in Corvus owning Corvus Nevada, through which all interest in the NBP was held, thus resulting in Corvus indirectly acquiring all of the interest in and responsibilities for the NBP.

Updated NBP Mineral Resources

Corvus announced an updated mineral resource estimation incorporating all drill results through to 2017 at the Company’s 100% owned NBP. The updated mineral resource estimation utilizes a two-phase approach. “Phase I” is an early stage, higher grade mix of predominantly oxide mill processing and oxide heap leach processing while “Phase II” includes mainly heap leach mineralization. The mineral resources estimates (Measured, Indicated and Inferred) are based on economic constraints using Whittle TM software (see Table 3) and assume open pit mining and a gold price of USD 1,250 per ounce and a silver price of USD 16.50 per ounce. Figure 3 shows the locations of the projected open pits at the NBP and displays the mineralization areas in the defined Phase I & II.

Figure 3: Locations of pit constrained, Phase I & II NBP Resources

The new mineral resource estimation reflects the benefits of the drilling conducted during 2016 and 2017, which expanded and improved the definition of the YellowJacket vein/stockwork zone, allowing the mine plan to deliver higher average grade mineralization from the YellowJacket zone in Phase I with high gold and silver recoveries. This new mineral resource has been estimated in accordance with NI 43-101 using a gold price of USD 1,250 per ounce and silver price of USD 16.50 per ounce. The mineral resources are tabulated for Phase I, Phase II and total mineral resources in Tables 3, 4 and 5, where they are also subdivided by mill or heap leach process.

Table 3

Phase I, Measured, Indicated, and Inferred Mineral Resource Estimations for the NBP constrained by Whittle TM pit volumes, including both the YellowJacket Vein/Stockwork and Disseminated Oxide Mineralization at a gold price of USD 1,250 per ounce and a silver price of USD 16.50 per ounce

Table 3a - Phase I, Total Mineral Resource
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	10,415	1.08	362	7.59	2,540
Indicated	24,557	0.69	542	3.70	2,919
Total M&I	34,972	0.80	904	4.86	5,459
Inferred	5,908	0.31	59	0.74	140

Table 3b - Phase I, Mill Mineral Resource (oxide and sulfide)
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	5,221	1.79	300	12.72	2,136
Indicated	5,582	1.75	314	11.86	2,128
Total M&I	10,803	1.77	614	12.28	4,264
Inferred	49	1.90	3	18.41	29

Table 3c - Phase I, Mill Mineral Resource (sulfide)
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	756	1.32	32	5.35	130
Indicated	1,137	1.56	57	5.83	213
Total M&I	1,893	1.46	89	5.64	343
Inferred	15	2.07	1	16.59	8

Table 3d - Phase I, Heap Leach Mineral Resource
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

Table 4

Phase II, Measured, Indicated, and Inferred Mineral Resource Estimate for the NBP constrained by Whittle TM pit volumes, including both the YellowJacket Vein/Stockwork and Disseminated Oxide Mineralization at a gold price of USD 1,250 per ounce and a silver price of USD 16.50 per ounce

Table 4a - Phase II, Total Mineral Resource
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	10,129	0.26	84	1.04	338
Indicated	113,009	0.21	771	0.61	2,227
Total M&I	123,138	0.22	855	0.65	2,565
Inferred	58,877	0.19	367	0.48	902

Table 4b - Phase II, Mill Mineral Resource (oxide & sulfide)
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	798	1.01	26	3.27	84
Indicated	2,733	1.04	91	2.96	260
Total M&I	3,531	1.03	117	3.03	344
Inferred	67	1.39	3	2.32	5

Table 4c - Phase II, Mill Mineral Resource (sulfide)
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	401	1.24	16	2.48	32
Indicated	1,402	1.18	53	1.82	82
Total M&I	1,803	1.19	69	1.97	114
Inferred	61	1.53	3	2.04	4

Table 4d - Phase II, Heap Leach Mineral Resource
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

Table 5

Measured, Indicated, and Inferred Total Mineral Resource Estimate for the NBP constrained by Whittle TM pit volumes, including both the YellowJacket Vein/Stockwork and Disseminated Oxide Mineralization at a gold price of USD 1,250 per ounce and a silver price of USD 16.50 per ounce

Table 5a - Total Mineral Resource, Phase I & II
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	20,544	0.68	446	4.36	2,878
Indicated	137,566	0.30	1,314	1.16	5,146
Total M&I	158,110	0.35	1,760	1.58	8,024
Inferred	64,785	0.20	426	0.50	1,042

Table 5b - Total Mill Mineral Resource (oxide and sulfide), Phase I & II
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	6,019	1.68	326	11.47	2,220
Indicated	8,315	1.51	405	8.93	2,388
Total M&I	14,334	1.59	731	10.00	4,608
Inferred	116	1.61	6	9.12	34

Table 5c - Total Mill Mineral Resource (sulfide), Phase I & II
	tonnes (k)	Grade (g/t Au)	k-Ounces Au	Grade (g/t Ag)	k-Ounces Ag
Measured	1,157	1.29	48	4.35	162
Indicated	2,539	1.35	110	3.61	295
Total M&I	3,696	1.33	158	3.85	457
Inferred	76	1.64	4	4.91	12

Table 5d - Total Heap Leach Resource, Phase I & II
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

*See Cautionary Note to US Investors below

**The mineral resources above are effective as of October 31, 2017

***Mineral Resources that are not mineral reserves do not have demonstrated economic viability

****Includes Sulfide mineral resources discussed below

Cautionary Note to US Investors: The terms measured resource, indicated resource and inferred resource as described in Tables 3, 4 and 5 above are as defined in NI 43-101. These terms are not defined under SEC Industry Guide 7 and are not recognized by the SEC. These estimated mineral resources are not SEC Industry Guide 7 proven and probable reserves. See “Cautionary Note to US Investors Regarding Mineral Reserve and Resource Estimates” above.

The mineral resource estimation is based on 766 drill holes with 27,729 gold composites. Geologic volumes were defined by geologic interpretations and used to constrain the estimation. Heap leach resources were estimated by Ordinary Kriging. The YellowJacket vein and stockworks were estimated using Inverse Distance estimations. To estimate the reasonable prospects of eventual economic extraction, Metal Mining Consultants Inc. confined the resources to mining volumes defined by WhittleTM analysis using the input parameters defined in Table 6. There are no known legal, political or environmental risks that could materially affect the potential development of the mineral resources.

Table 6
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

1 assumes heap leach processing of disseminated mineralization

2 assumes Gravity - CIL mill processing of YellowJacket mineralization

3 assumes Ambient Atmospheric Oxidation mill processing of Sulfide mineralization

4 break-even grade derived from Whittle input parameters at USD 1,250 per ounce gold price, and USD 16.50 per ounce silver price

Sulfide Mineral Resource

Sulfide mineral resources have been added to the NBP mineral resources based on previously identified materials that lie within the YellowJacket zone and 2017 drilling in the Swale and Liberator areas. The majority of the identified sulfide mineralization is along the YellowJacket zone and was previously identified as waste material. Metallurgical test work on sulfide mineralization from the Sierra Blanca, Pioneer Tuff, Rhyolite and Dacite rock types in the YellowJacket area indicate high gold and silver recoveries possible using flotation to produce a concentrate, fine grinding of the concentrate, oxidation of the concentrate using the AAO method followed by cyanide leaching of the resulting filter cake. Gold recoveries with this processing approach ranged between 87% and 94% as indicated in Table 7, which lists the gold recovery to the concentrate, the concentration ratio and the overall gold recovery from the testing (NR 17-9, June 21, 2017). Both Soda Ash and Trona were used in the tests as the neutralizing agent and the tests were conducted by Hazen Research Inc., based in Golden, Colorado.

Table 7

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

The sulfide mineral resources within the WhittleTM pit shells have been included in the Mill mineral resource tables presented earlier. Operating costs and gold recoveries have been developed for use in the WhittleTM analysis and are included in Table 6. The breakdown of the Sulfide mineral resource is listed in Tables 3, 4 and 5.

NBP Project Development Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. Water quality monitoring wells and surface springs were sampled in November 2017, March 2018, and June 2018.

The Company operates a meteorological monitoring station at NBP and submitted its quarterly report to NDEP in April 2018.

Planned NBP Exploration Work 2018-2019

Currently no work on the NBP is planned for the coming fiscal year.

Mother Lode Property, Nevada

The Company has acquired a satellite property, the Mother Lode property (Figure 1 above), which is located immediately east of Beatty, Nevada, in Nye County. The Mother Lode property is in the Bare Mountain District, and was previously mined by Glamis Gold Ltd. as part of the Daisy Project. The Company acquired the 13 Federal mining claims comprising the Mother Lode property from Goldcorp USA, Inc. on June 9, 2017. The Company has also staked an additional 398 claims (the MN claim group) to the northwest of the Mother Lode claims and an additional 22 claims (the ME claim group) to the east of the Mother Lode claims.

With the acquisition of the Mother Lode property, the Company initiated an exploration program to verify historic results and evaluate the resource expansion potential of the asset. The Company does not currently consider the Mother Lode property to be a material property to the Company. The Mother Lode property does not have any known mineral reserves or mineral resources, as defined under NI 43-101, or proven or probable reserves under SEC Industry Guide 7 and is exploratory in nature.

The Mother Lode property is located in Nye County, Nevada in the Bare Mountain District, south and east of the community of Beatty, Nevada. The Mother Lode property consists of 205 unpatented Federal mining claims covering about 1,633 hectares in Sections 35 and 36 of T11S, R47E, Sections 1, 2, 8, 9, 10, 11, 12, 13, 15, 16, and 17 of T12S, R47E and Sections 6, 7, 8, 9, 16, 17 and 18 of T12S, R48E, MDBM.

Figure 4: Property Map showing the Mother Lode claim blocks, green outlines show the Federal claim block boundaries

The Mother Lode claim group covers approximately 107 hectare and contains a historic (non-NI-43-101 compliant) resource of 8.5Mt at a grade of 1.6 g/t gold totaling 430,000 oz. of gold. In addition, Corvus Gold Nevada Inc. staked two additional claim blocks adjacent to the Mother Lode claim group totaling 1526 hectares, covering areas of exploration and development potential. The Mother Lode property is in close proximity to Corvus Gold’s NBP with potential as a large satellite operation. The historic estimates for the Mother Lode property contained herein should not be relied upon. The source of these historic estimates is Inter-Rock Gold Inc. Annual Report 1996. These estimates are not NI-43-101 compliant. While Corvus considers these historical estimates to be relevant to investors as it may indicate the presence of mineralization, a qualified person for Corvus has not done sufficient work to classify the historical estimates as current mineral resources as defined by NI 43-101 and Corvus is not treating these historical estimates as a current mineral resource or mineral reserve.

Terms of the transaction with Goldcorp Inc. include:

•	Issuance of 1,000,000 Common Shares at $0.81 per share

The Mother Lode property has an existing 1% NSR on production from the Mother Lode property as well as an additional 1% NSR when gold price is over USD $1,400/ ounce.

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

The Mother Lode deposit was mined in the late 1980s when gold price was about $400/ounce. Fluctuating and depressed gold prices caused the operation to close in 1989 after less than three years and producing just 34,000 ounces of gold. Nearly all of the 172 development and exploration drill holes on the property were drilled vertically and are less than 200 metres deep. This vertical drilling pattern was not optimal for defining the steeply dipping, high-grade structural systems, although some did intersect a couple of these zones (ML-086: 24m @ 4.4g/t Au; D-442: 24m @ 5.1g/t Au; D-445: 18m @ 7.4g/t). The current deposit has three defined tabular bodies that are all currently open for expansion down dip and to the west.

Corvus geologists and engineers have reviewed the extensive digital and hard copy database to provide exploration targets. The Company began its Phase I, Mother Lode property drill program which utilized up to three drill rigs (two reverse circulation and one core), in September 2017. The initial program completed 13,000 metres of drilling and focused on confirming the existing 172-hole database consisting of drilling results developed by previous exploration companies and mine operators at the Mother Lode site. The initial program addressed resource expansion and exploration targets in four main zones of historic mineralization. Phase II of the Mother Lode drilling program began in early January 2018 with a single reverse circulation (“RC”) drilling rig.

The drilling results to date, have begun to verify and supplement the historic drill data, and are delineating mineralization into two zones (an upper and lower zone). Preliminary results for 52 holes have been released between October 11, 2017 and April 5, 2018, consisting of intervals in each hole with significant gold mineralization. Results for holes ML17-001 to -015 were reported in NR17-13 (October 11, 2017), NR17-15 (October 25, 2017), NR17-17 (November 7, 2017) and NR17-19 (December 12, 2017). Significant drilling results for holes ML17-001 to -042 and ML18-043 to -067, for which preliminary results have become available in 2018. Refer to news releases NR18-1 (January 10, 2018), NR18-2 (January 18, 2018), NR18-3 (February 1, 2018), NR18-5 (February 22, 2018), NR18-6 (March 1, 2018), NR18-7 (March 22, 2018), NR18-8 (April 5, 2018), NR18-9 (April 25, 2018), NR18-10 (May 24, 2018), and NR18-12 (June 13, 2018) for information on assay results, data verification, drilling parameters and locations of the drill holes. Figure 5 shows the location of holes ML17-001 to -042 and ML18-043 to -067 with respect to the Mother Lode open pit and the Mother Lode claim boundaries, and Figure 6 shows and expanded view of drill holes in the core area of the mineralization. These drill holes have confirmed the presence of a thick central zone of mineralization with continuity along strike. Step out drilling to west and east of the main zone have now indicated the potential of extensions of the mineralization in both directions, and a new target, called Flatiron (Figure 7) has been identified in the west portion of the Mother Lode claims.

Figure 5: Map showing the locations of Phase I and II boreholes with preliminary results reported between October 11, 2017 and June 13, 2018 with respect to the Mother Lode claim boundaries and the Mother Lode open pit.

Western Extension, Flatiron and Northeast Areas at Mother Lode- Scout Holes

The three holes returned (ML18-059 to 061) continue to outline the expansion of the Mother Lode gold system and confirm the western trend of the deposit along the main intrusive dike trend. As with earlier holes in the Western extension, the deposit is becoming dominantly oxide to the west with a continuation of the thick higher-grade zones from the main deposit. Deep oxide mineralization in these holes commonly continues to the end of the holes with additional potential to expand the deposit with deeper drilling (ML18-061 12.2m @ 1.13 g/t gold to the bottom of the hole). An additional 15 holes will be completed in the Western zone over the next two months prior to the initial resource estimate which is expected in September.

The final hole from the initial Flatiron scout drilling (Figure 5) was returned and continued to show leakage type oxide gold mineralization along the western extension of the Fluorspar Canyon Fault (FCF) toward the Secret Pass open pit deposit southwest of Mother Lode.  The interval has moderate grade gold (4.6m @ 0.76 g/t gold) hosted in jasperoid and carbonates within and below the FCF with a strong trace element signature.  Higher grades in the fault (3.1m @ 1.51 g/t gold) correlate with similar grades up dip to the south.  The current interpretation is the large silicified body at Flatiron and fault related gold mineralization in the scout holes represents a distal expression of the main Mother Lode gold system to the east and bodes well for the western extension of the main deposit.

The initial results from the northeast scout holes are initially indicating the mineralization begins to diminish as it moves to the northeast and away from the main north-northwest axis of the orebody. An additional three holes have been drilled along a 400-metre strike length to further asses the east side of the deposit to the south where significant mineralization has been encountered in recent drilling including ML18-049 with 7.6m @ 21.77 g/t gold (March 22, 2018 news release).

Figure 6: Map showing the drill hole locations for holes around the Mother Lode open pit

Exploration Budget 2018-2019

The proposed 2018-2019 exploration plan for the Mother Lode property is to continue resource expansion stepout and infill drilling during the coming year. In addition initial deep drilling will be conducted to assess the western feeder zone for the main deposit. Additional surface work will be conducted on new targets east and west of the main Mother Lode deposit.

A NOI for drilling exploration in the Willy’s Area was submitted to the BLM in June 2018. Corvus has set a preliminary budget for exploration work at the Mother Lode Property of $1,050,000.

Figure 7: Map of new District-wide exploration project beyond the core Mother Lode deposit area, with areas for local expansion of the Mother Lode mineralization denoted by stars within the Mother Lode claims.

The Mother Lode property is not part of the NBP, and currently there is insufficient drilling or analysis for estimation of a mineral resource. Therefore, Mother Lode continues to be a non-material property.

Qualified Person and Quality Control/Quality Assurance

Jeffrey A. Pontius (CPG 11044), a qualified person as defined by NI 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the NBP disclosure in this Annual Report on Form 10-K (other than the NBP mineral resource estimate) and has reviewed and approved the disclosure herein. Mr. Pontius is not independent of the Company, as he is the Chief Executive Officer and President and holds common shares and incentive stock options in Corvus.

Carl E. Brechtel (Colorado PE 23212, Nevada PE 008744 and Registered Member 353000 of SME), a qualified person as defined by National Instrument 43-101, has supervised the NBP metallurgical testing program and has reviewed and approved the disclosure in this Annual Report on Form 10-K related thereto. Mr. Brechtel is not independent of the Company, as he is the Chief Operating Officer and holds Common Shares and incentive stock options in Corvus.

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

Mr. Scott E. Wilson, CPG, President of Metal Mining Consultants Inc., is an independent consulting geologist specializing in mineral reserve and mineral resource calculation reporting, mining project analysis and due diligence evaluations.  He acted as the Qualified Person, as defined in NI 43-101, for the overall NBP Technical Report, and the mineral resource estimate.  Mr. Wilson has over 26 years of experience in surface mining and is a Registered Member (#4025107RM) of Society for Mining, Metallurgy and Exploration, Inc.  Mr. Wilson and Metal Mining Consultants, Inc. are independent of the Company under NI 43-101. Mr. Wilson has reviewed and approved the NBP mineral resource estimate contained herein.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our Properties or assets are the subject of any pending legal proceedings as required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended May 31, 2018, none of the Company’s or its subsidiaries’ properties or projects was subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The Common Shares are listed and posted for trading on the TSX under the symbol “KOR”. In the United States, the Common Shares are quoted for trading on OTXQX under the symbol “CORVF”.

The following table sets forth the highest and lowest intraday sales prices for the Common Shares as reported by the TSX for the periods indicated:

	Toronto Stock Exchange
Year ended May 31, 2019	$ High	$ Low
First Quarter (through August 24, 2018)	$2.81	$1.92

Year ended May 31, 2018	$ High	$ Low
Fourth Quarter	$3.20	$1.45
Third Quarter	$1.99	$1.39
Second Quarter	$1.68	$0.73
First Quarter	$0.88	$0.69

Year ended May 31, 2017	$ High	$ Low
Fourth Quarter	$0.93	$0.71
Third Quarter	$0.94	$0.50
Second Quarter	$1.00	$0.56
First Quarter	$1.38	$0.82

The following table shows the high and low bid information on the OTCQX for the Common Shares for the periods indicated:

	OTCQX
Year ended May 31, 2019	USD High	USD Low
First Quarter (through August 24, 2018)	$2.15	$1.51

Year ended May 31, 2018	USD High	USD Low
Fourth Quarter	$2.45	$1.15
Third Quarter	$1.60	$1.08
Second Quarter	$1.31	$0.59
First Quarter	$0.68	$0.53

Year ended May 31, 2017	USD High	USD Low
Fourth Quarter	$0.70	$0.53
Third Quarter	$0.73	$0.37
Second Quarter	$0.80	$0.41
First Quarter	$1.05	$0.64

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As at August 27, 2018, there were 105,985,945 Common Shares issued and outstanding, and the Company had approximately 129 shareholders of record. On August 24, 2018, the closing price of the Common Shares as reported by the TSX was $2.55 and the closing bid price on the OTCQX was USD 1.96.

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

Repurchase of Securities

None

Equity Compensation Plan

The following summary information is presented as of May 31, 2018

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	9,861,900	$0.8530	563,618
Equity Compensation Plans Not Approved By Securityholders	Nil	Nil	N/A
Total	9,861,900	N/A	563,618

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

Exchange Controls

Canada has no system of exchange controls. There are no Canadian restrictions specifically targeted to restrict the repatriation of capital or earnings of a Canadian public company to non-resident investors, and there are no laws in Canada or exchange restrictions specifically targeted to restrict the remittance of dividends, interest or other payments to holders of the securities of Corvus, other than Canadian withholding tax as described under “Certain Canadian Federal Income Tax Considerations for US Resident Holders” below.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended May 31, 2018 and 2017, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Forward-Looking Statements” above.

Current Business Activities

General

North Bullfrog Project Exploration

No further drilling was performed on the NBP during 2017-2018. The resource model was updated using new drill results developed in 2015 and 2016. The North Bullfrog Technical Report was updated effective October 31, 2017 and the updated report was filed on SEDAR.com in December 2017.

Baseline characterization work continued in the fiscal year ended May 31, 2018, with annual water quality sampling in September and November 2017. The site meteorological station continued to operate with quarterly reports submitted to NDEP. Wildlife and botanical surveys required by the site operating permits were performed as required.

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

On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per share for gross proceeds of $4,500,002.

2018 Outlook

During 2018-2019, the Company expects to focus on further exploration and resource verification drilling at the Mother Lode property. A metallurgical testing program was implemented in January 2018. A mineral resource is anticipated to be developed for Mother Lode in Q3 of 2018, and the Company intends to produce a preliminary economic assessment of an integrated conceptual model of North Bullfrog and Mother Lode as a single operation. The Company also plans to continue the collection of baseline environmental data in its water quality sampling, waste geochemistry and meteorological programs, and to expand those databases to include data for the Mother Lode property. See Part I, Item 2, Properties in this Annual Report for a more complete description of planned activities at the Properties and projected budgets for work programs.

Results of Operations

Year ended May 31, 2018 Compared to Year ended May 31, 2017

For the year ended May 31, 2018 the Company had a net loss of $9,298,163 compared to a net loss of $6,727,722 in the prior year. Included in net loss was $673,233 (2017 - $581,379) in stock-based compensation charges which was a result of stock options granted during the year and previously granted stock options which vested during the year. Stock-based compensation in the current year comprised of stock options granted on September 9, 2015, November 13, 2015, June 22, 2016, September 15, 2016 and July 31, 2017 which vested during the year. The prior year had stock-based compensation arising from stock options granted on September 8, 2014, September 9, 2015, November 13, 2015, June 22, 2016 and September 15, 2016 with vesting during the prior year. The increase in loss of $2,570,441 in the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $5,333,180 incurred in the current year compared to $3,145,589 in the prior year. The exploration activities of the Company increased mainly due to an increase of $2,165,560 incurred in the exploration in the current year compared with the prior year as the Company secured additional financing in July and December 2017 and focused its exploration efforts on the Properties and partly due to increased stock-based compensation charges of $55,464 during the current year compared to $33,433 in the prior year. Management expects increases in exploration costs over prior year are likely to continue in the immediate future year as the Company secured further financing in June 2018.

Insurance expenses increased to $201,415 (2017 - $156,940) mainly due to increased insurance premiums as a result of increased Director and Officer Liability coverage during the current year.

Investor relations expenses increased to $909,798 (2017 - $768,098) and travel expenses increased to $213,335 (2017 - $154,391) mainly due to increase in investor relations-related travels, advertising, marketing and conference attended, property tours conducted during the current year as part of the Company’s efforts to secure additional financing. Investor relations expenses also increase in part due to increased stock-based compensation charges of $92,351 during the current year compared to $73,514 in the prior year.

Office expenses increased to $132,168 (2017 - $118,161) mainly due to the moving expenses associated with the Company moving its Denver office location in October 2017.

Professional fees decreased to $261,428 (2017 - $286,556) due to the adjustment of prior years’ audit over accrual and decreased legal expenses offset by increased stock-based compensation charges of $7,332 during the current year compared to $6,777 in the prior year.

Regulatory expenses increased to $96,982 (2017 - $77,155) mainly due to an increase in the base and variable fee paid to the TSX, an increase from $19,296 in 2017 to $32,766 in 2018.

Wages and benefits increased to $1,302,813 (2017- $1,256,749) mainly due to increased stock-based compensation charges of $211,576 during the current year compared to $165,771 in the prior year.

Other expense categories that reflected only moderate change year over year were administration expenses of $422 (2017 - $649), consulting expenses of $625,677 (2017 - $635,152), depreciation expenses of $18,020 (2017 - $22,176) and rent expenses of $99,440 (2017 – $109,201).

Other items amounted to a loss of $103,485 compared to an income of $3,095 in the prior year. There was an increase in foreign exchange loss of $123,758 (2017 - $23,406), which is the result of factors outside of the Company’s control and an increase in interest income of $20,273 (2017 - $26,501) as a result of less investment in cashable GIC’s during the prior year.

Three months ended May 31, 2018 Compared to Three months ended May 31, 2017

For the three months ended May 31, 2018, the Company had a net loss of $2,184,520 compared to a net loss of $1,898,295 in the comparative period of the prior year. Included in net loss was $164,368 (2017 - $127,591) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on September 15, 2016 and July 31, 2017 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on September 9, 2015, November 13, 2015, June 22, 2016 and September 15, 2016 which vested during the comparative period of the prior year. The increase in loss of $286,225 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $1,257,796 incurred in the current period compared to $1,038,353 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $215,212 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company secured additional financing in December 2017 and focused its exploration efforts on the two Nevada properties and partly due to increased stock-based compensation charges of $14,298 during the current year compared to $10,067 in the prior year. Management expects increases in exploration costs over prior periods are likely to continue in the immediate future periods as the Company secured further financing in June 2018.

Consulting fees decreased to $156,695 (2017 - $178,621) mainly due to decreased consulting fees of $21,926 during the current period as the Company did not retain one of the consultants in the current year. This was offset by an increase in stock-based compensation charges of $75,445 during the current period compared to $68,603 in comparative period of the prior year.

Investor relations expenses increased to $293,503 (2017 - $203,743) mainly due to increase in investor relations-related travels, advertising, marketing and conference attended, property tours conducted during the current period as part of the Company’s efforts to secure additional financing. Investor relations expenses increase in part due to increased stock-based compensation charges of $22,534 during the current period compared to $18,083 in the comparative period of the prior year.

Professional fees decreased to $66,993 (2017 - $80,200) due to a decrease in legal and accounting fees as a result of the Company’s plan to acquire the Mother Lode property from Goldcorp USA, Inc. in the comparative period of the prior year. The decrease in professional fees is offset by an increase in stock-based compensation charges of $1,821 during the current period compared to $1,665 in the comparative period of the prior year.

Wages and benefits increased to $269,744 (2017 - $211,067) mainly due to increased wages and benefits of $37,580 during the current period and an increase in stock-based compensation charges of $50,270 in the current period compared to $29,173 in the prior period.

Other expense categories that reflected only moderate change period over period were administration expenses of $106 (2017 - $104), depreciation expenses of $4,543(2017 - $5,632), insurance expenses of $54,136 (2017 - $51,027), office expenses of $23,731 (2017 - $28,230), regulatory expenses of $10,671 (2017 - $9,346), rent expenses of $19,956 (2017 – $28,892) and travel expenses of $49,375 (2017 - $46,976).

Other items amounted to an income of $22,729 compared to a loss of $16,104 in the prior period. There was an increase in foreign exchange to a gain of $15,023 (2017 – loss of $18,546), which was the result of factors outside of the Company’s control and an increase in interest income of $7,706 (2017 - $2,442) as a result of less investment in cashable GIC’s during the current period.

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

The Company has sustained significant losses from operations, has negative cash flows and has an ongoing requirement for capital investment to explore its mineral properties.  Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 18 months from the date the consolidated financial statement are issued.

The Company reported cash and cash equivalents of $2,610,541 as at May 31, 2018 compared to $1,300,553 as at May 31, 2017. The change in cash position was the net result of $8,465,043 used for operating activities, $38,384 used for capitalized acquisition costs, $7,710 used on property and equipment, and $9,966,014 received from the private placements of common shares in July and December 2017 (net of share issue costs), and exercise of stock options during the year ended May 31, 2018.

As at May 31, 2018, the Company had working capital of $2,562,047 compared to working capital of $1,270,168 as at May 31, 2017. On July 6, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per share for gross proceeds of $4,650,000. On December 7, 2017, the Company closed a non-brokered private placement equity financing and issued 2,829,130 common shares at a price of $1.15 per share for gross proceeds of $3,253,499 and 1,574,803 common shares at a price of $1.27 per common share for gross proceeds of $2,000,000. On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per share for gross proceeds of $4,500,002.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until January 31, 2020. Following January 31, 2020, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2020. The Company’s current anticipated operating expenses are $4,025,000 until May 31, 2019 and $5,511,000 until November 30, 2019. The Company’s anticipated monthly burn rate averages approximately $335,000 for June 2018 to May 2019, where approximately $206,000 is budgeted for administrative purposes and approximately $129,000 is for planned exploration expenditures and holding costs for the NBP and the Mother Lode property. From June 2018 to May 2019, the Company’s anticipated monthly burn rate averages approximately $306,000, of which $200,000 is budgeted for administrative purposes and approximately $106,000 is for planned exploration expenditures and holding costs for the NBP and the Mother Lode Property. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of December 2019 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP and the Mother Lode Property on its currently anticipated scheduling.

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

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Group”), Corvus USA (a Nevada corporation), Corvus Nevada (a Nevada corporation), Raven Gold (an Alaska corporation), SoN (a Nevada limited liability company) and Mother Lode Mining Company LLC (a Nevada limited liability company). All intercompany transactions and balances were eliminated upon consolidation.

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

The functional currency of each of the parent company and its subsidiaries is measured using the currency of the primary economic environment in which that entity operates. The functional currency of Corvus USA, Corvus Nevada, Raven Gold, SoN and Mother Lode Mining Company LLC is US dollars, and for the Company the functional currency is Canadian dollars.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2018, the Company recorded a provision of $366,641 (USD 283,000) (2017 - $340,176 (USD 252,000)) for environmental rehabilitation.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2018, 9,861,900 outstanding stock options (2017 – 8,846,900) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crowe MacKay LLP
1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Main +1 (604) 687-4511 Fax +1 (604) 687-5805 www.crowemackay.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Corvus Gold Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corvus Gold Inc. (the “Company”) as of May 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corvus Gold Inc. as at May 31, 2018 and 2017 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe MacKay LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2011.

Vancouver, Canada

August 27, 2018

CORVUS GOLD INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	May 31, 2018	May 31, 2017

ASSETS

Current assets
Cash and cash equivalents	$2,610,541	$1,300,553
Accounts receivable	25,438	13,524
Prepaid expenses	256,772	249,176

Total current assets	2,892,751	1,563,253

Property and equipment (note 4)	56,490	69,529
Capitalized acquisition costs (note 5)	5,238,789	4,527,740

Total assets	$8,188,030	$6,160,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 7)	$330,704	$293,085

Total current liabilities	330,704	293,085

Asset retirement obligations (note 5)	366,641	340,176

Total liabilities	697,345	633,261

Shareholders’ equity
Share capital (note 6)	83,606,486	72,670,170
Contributed surplus (note 6)	13,030,715	12,480,784
Accumulated other comprehensive income - cumulative translation differences	1,123,410	1,348,070
Deficit accumulated during the exploration stage	(90,269,926)	(80,971,763)

Total shareholders’ equity	7,490,685	5,527,261

Total liabilities and shareholders’ equity	$8,188,030	$6,160,522

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended May 31, 2018 and 2017

(Expressed in Canadian dollars)

	May 31, 2018	May 31, 2017

Operating expenses
Administration	$422	$649
Consulting fees (notes 6 and 7)	625,677	635,152
Depreciation (note 4)	18,020	22,176
Exploration expenditures (notes 5 and 6)	5,333,180	3,145,589
Insurance	201,415	156,940
Investor relations (notes 6 and 7)	909,798	768,098
Office and miscellaneous	132,168	118,161
Professional fees (note 6)	261,428	286,556
Regulatory	96,982	77,155
Rent	99,440	109,201
Travel	213,335	154,391
Wages and benefits (notes 6 and 7)	1,302,813	1,256,749

Total operating expenses	(9,194,678)	(6,730,817)

Other income (expense)
Interest income	20,273	26,501
Foreign exchange loss	(123,758)	(23,406)

Total other income (expense)	(103,485)	3,095

Net loss for the year	(9,298,163)	(6,727,722)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(224,660)	179,684

Comprehensive loss for the year	$(9,522,823)	$(6,548,038)

Basic and diluted net loss per share	$(0.09)	$(0.07)

Weighted average number of shares outstanding	101,298,273	92,045,609

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2018 and 2017

(Expressed in Canadian dollars)

	May 31, 2018	May 31, 2017

Operating activities
Net loss for the year	$(9,298,163)	$(6,727,722)
Add items not affecting cash:
Depreciation	18,020	22,176
Stock-based compensation (note 6)	673,233	581,379
Foreign exchange loss	123,758	23,406
Changes in non-cash items:
Accounts receivable	(11,914)	15,286
Prepaid expenses	(7,596)	(82,323)
Accounts payable and accrued liabilities	37,619	56,224

Cash used in operating activities	(8,465,043)	(6,111,574)

Financing activities
Cash received from issuance of shares	10,073,362	2,701,000
Share issuance costs	(107,348)	(17,554)

Cash provided by financing activities	9,966,014	2,683,446

Investing activities
Expenditures on property and equipment	(7,710)	(7,739)
Capitalized acquisition costs	(38,384)	(66,876)

Cash used in investing activities	(46,094)	(74,615)

Effect of foreign exchange on cash	(144,889)	19,777

Increase (decrease) in cash and cash equivalents	1,309,988	(3,482,966)

Cash and cash equivalents, beginning of the year	1,300,553	4,783,519

Cash and cash equivalents, end of the year	$2,610,541	$1,300,553

Supplemental cash flow information (note 10)

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2016	89,594,582	$69,890,670	$11,977,459	$1,168,386	$(74,244,041)	$8,792,474

Net loss for the year	-	-	-	-	(6,727,722)	(6,727,722)
Shares issued for cash
Private placement	2,550,000	2,601,000	-	-	-	2,601,000
Exercise of stock options	200,000	100,000	-	-	-	100,000
Share issued for capitalized acquisition costs	25,000	18,000	-	-	-	18,000
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	179,684	-	179,684
Share issuance costs	-	(17,554)	-	-	-	(17,554)
Reclassification of contributed surplus on exercise of stock options	-	78,054	(78,054)	-	-	-
Stock-based compensation	-	-	581,379	-	-	581,379

Balance, May 31, 2017	92,369,582	72,670,170	12,480,784	1,348,070	(80,971,763)	5,527,261

Net loss for the year	-	-	-	-	(9,298,163)	(9,298,163)
Shares issued for cash
Private placement	10,603,933	9,903,499	-	-	-	9,903,499
Exercise of stock options	256,660	169,863	-	-	-	169,863
Share issued for capitalized acquisition costs	1,025,000	847,000	-	-	-	847,000
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(224,660)	-	(224,660)
Share issuance costs	-	(107,348)	-	-	-	(107,348)
Reclassification of contributed surplus on exercise of stock options	-	123,302	(123,302)	-	-	-
Stock-based compensation	-	-	673,233	-	-	673,233

Balance, May 31, 2018	104,255,175	$83,606,486	$13,030,715	$1,123,410	$(90,269,926)	$7,490,685

These accompanying notes form an integral part of these consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At May 31, 2018, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at May 31, 2018, the Company had working capital of $2,562,047 compared to working capital of $1,270,168 as at May 31, 2017.  On July 6, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per common share for gross proceeds of $4,650,000. On December 7, 2017, the Company closed a non-brokered private placement equity financing and issued 2,829,130 common shares at a price of $1.15 per common share for gross proceeds of $3,253,499 and 1,574,803 common shares at a price of $1.27 per common share for gross proceeds of $2,000,000. On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per share for gross proceeds of $4,500,002. Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 18 months from the date the consolidated financial statements are issued.

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

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Group”), Corvus Gold (USA) Inc. (“Corvus USA”) (a Nevada corporation), Corvus Gold Nevada Inc. (“Corvus Nevada”) (a Nevada corporation), Raven Gold Alaska Inc. (“Raven Gold”) (an Alaska corporation), SoN Land and Water LLC (“SoN”) (a Nevada limited liability company) and Mother Lode Mining Company LLC (a Nevada limited liability company). All intercompany transactions and balances were eliminated upon consolidation.

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

The functional currency of each of the parent company and its subsidiaries is measured using the currency of the primary economic environment in which that entity operates. The functional currency of Corvus USA, Corvus Nevada, Raven Gold, SoN, and Mother Lode Mining Company LLC is US dollars, and for the Company the functional currency is Canadian dollars.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2018, the Company recorded a provision of $366,641 (USD 283,000) (2017 - $340,176 (USD 252,000)) for environmental rehabilitation.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2018, 9,861,900 outstanding stock options (2017 – 8,846,900) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified to the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The following table presents the financial instruments recorded at fair value, classified using the fair value hierarchy described above:

May 31, 2018	Level 1

Cash and cash equivalents	$2,610,541

May 31, 2017	Level 1

Cash and cash equivalents	$1,300,553

4.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2016	$68,885	$89,434	$65,550	$223,869
Additions	7,739	-	-	7,739
Currency translation adjustments	1,717	2,660	1,950	6,327

Balance, May 31, 2017	78,341	92,094	67,500	237,935
Additions	7,710	-	-	7,710
Currency translation adjustments	(2,432)	(3,766)	(2,760)	(8,958)

Balance, May 31, 2018	$83,619	$88,328	$64,740	$236,687

Depreciation
Balance, May 31, 2016	$43,495	$70,529	$27,794	$141,818
Depreciation for the year	8,831	5,723	7,622	22,176
Currency translation adjustments	1,218	2,214	980	4,412

Balance, May 31, 2017	53,544	78,466	36,396	168,406
Depreciation for the year	8,312	3,849	5,859	18,020
Currency translation adjustments	(1,712)	(3,137)	(1,380)	(6,229)

Balance, May 31, 2018	$60,144	$79,178	$40,875	$180,197

Carrying amounts

Balance, May 31, 2017	$24,797	$13,628	$31,104	$69,529

Balance, May 31, 2018	$23,475	$9,150	$23,865	$56,490

5.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 5a))	(note 5b))

Balance, May 31, 2016	$4,261,680	$-	$4,261,680
Acquisition costs
Cash payments (note 5a)(ii)(1))	66,876	-	66,876
Shares issued (note 5a)(ii)(1) and 6)	18,000	-	18,000
Asset retirement obligations	37,865	-	37,865
Currency translation adjustments	143,319	-	143,319

Balance, May 31, 2017	4,527,740	-	4,527,740

Acquisition costs
Cash payments (note 5a)(ii)(1))	38,384	-	38,384
Shares issued (note 5a)(ii)(1), 5b) and 6)	37,000	810,000	847,000
Asset retirement obligations	9,899	30,475	40,374
Currency translation adjustments	(184,271)	(30,438)	(214,709)

Balance, May 31, 2018	$4,428,752	$810,037	$5,238,789

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2018:

	North Bullfrog	Mother Lode	Total
	(note 5a))	(note 5b))

Exploration costs:
Assay	$44,703	$742,751	$787,454
Drilling	(3,265)	1,885,504	1,882,239
Equipment rental	15,698	89,965	105,663
Field costs	33,310	315,406	348,716
Geological/ Geophysical	80,771	658,575	739,346
Land maintenance & tenure	337,695	144,985	482,680
Permits	9,036	113,246	122,282
Studies	478,904	270,754	749,658
Travel	10,245	104,897	115,142

Total expenditures for the year	$1,007,097	$4,326,083	$5,333,180

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2017:

	North Bullfrog	Total
	(note 5a))

Exploration costs:
Assay	$732,434	$732,434
Drilling	1,032,602	1,032,602
Equipment rental	75,554	75,554
Field costs	143,329	143,329
Geological/ Geophysical	328,379	328,379
Land maintenance & tenure	390,343	390,343
Permits	28,019	28,019
Studies	341,218	341,218
Travel	73,711	73,711

Total expenditures for the year	$3,145,589	$3,145,589

a)	North Bullfrog Project, Nevada

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

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of the following leases:

(1)	Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) twelve patented mining claims referred to as the “Connection” property. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 (paid) on signing and annual payments for the first three anniversaries of USD 10,800 (paid) and USD 16,200 for every year thereafter (paid to October 27, 2017). Redstar has an option to purchase the property (subject to the net smelter return (“NSR”) royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(2)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased three patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009 (paid), USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2018). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(3)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased two patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009 (paid), USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2018). The lessor is entitled to receive a 3% NSR royalty on all production, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty). On May 29, 2014, the parties signed a First Amendment Agreement whereby the Lease is amended to provide that in addition to the Advance Minimum Royalty payments payable in respect of the Original Claims, the lessee will now pay to the lessor Advance Minimum Royalty payments in respect of the Yellow Rose Claims of USD 2,400 on execution, USD 2,400 on each of May 29, 2015, 2016 and 2017 (paid), USD 3,600 on May 29, 2018, and each anniversary thereafter (paid to May 29, 2018). The Lessor is entitled to receive a 3% NSR royalty on all production from the Yellow Rose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

(4)	Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased twelve patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter (paid to May 16, 2018). The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

(5)	Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and an arm’s length individual, Redstar has leased three patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009 (paid), USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 22, 2018). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(6)	Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009 (paid), USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation (paid to June 16, 2018). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years four to six (incurred), USD 300,000 for the years seven to ten (incurred) and USD 300,000 for the years 11 – 20 (incurred). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.

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

Pursuant to a purchase agreement made effective June 9, 2017 between Corvus Nevada and Goldcorp USA, Inc. (“Goldcorp USA”), Corvus Nevada has acquired 100% of the Mother Lode property (the “Mother Lode Property”). In addition, Corvus Nevada staked two additional adjacent claim blocks to the Mother Lode Property. In connection with the acquisition, the Company issued 1,000,000 common shares at a price of $0.81 per common share to Goldcorp USA (note 6). The Mother Lode Property is subject to an NSR in favour of Goldcorp USA. The NSR pays 1% from production at the Mother Lode Property when the price of gold is less than USD 1,400 per ounce and an additional 1% NSR for a total of 2% NSR when gold price is greater than or equal to USD 1,400 per ounce.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $366,641 (USD 283,000) (May 31, 2017 - $340,176 (USD 252,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

6.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the year ended May 31, 2018:

a)	On June 9, 2017, the Company issued 1,000,000 common shares in connection with the acquisition of the Mother Lode Property (note 5b)), with a fair value of $810,000. The Company paid an additional $7,703 in share issuance costs.

b)	On July 6, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per common share for gross proceeds of $4,650,000. In connection with the financing, the Company paid an additional $14,788 in share issuance costs.

c)	On November 30, 2017, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 5a)(ii)(1)), with a fair value of $37,000.

d)	An aggregate of 256,660 common shares were issued on exercise of 256,660 stock options for gross proceeds of $169,863.

e)	On December 7, 2017, the Company closed a non-brokered private placement equity financing and issued 2,829,130 common shares at a price of $1.15 per common share for gross proceeds of $3,253,499, and 1,574,803 common shares at a price of $1.27 per common share for gross proceeds of $2,000,000. In connection with the financing, the Company paid an additional $84,857 in share issuance costs.

During the year ended May 31, 2017:

a)	On November 18, 2016, the Company issued 25,000 Common Shares in connection with the lease on the Mayflower property (note 5a)(ii)(1)), with a fair value of $18,000.

b)	On July 15, 2016, the Company closed a non-brokered private placement equity financing and issued 2,550,000 Common Shares at a price of $1.02 per share for gross proceeds of $2,601,000. In connection with the financing, the Company paid an additional $17,554 in share issuance costs.

c)	An aggregate of 200,000 Common Shares were issued on exercise of 200,000 stock options for gross proceeds of $100,000.

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

A summary of the status of the stock option plan as of May 31, 2018, and 2017, and changes during the years are presented below:

	2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the year	8,846,900	$0.87	7,981,000	$0.85
Granted	1,840,000	0.77	1,135,000	1.02
Exercised	(256,660)	(0.66)	(200,000)	(0.50)
Forfeited	(568,340)	(0.93)	(69,100)	(0.93)

Balance, end of the year	9,861,900	$0.85	8,846,900	$0.87

The weighted average remaining contractual life of options outstanding at May 31, 2018 was 1.74 years (2017 – 1.85 years).

Stock options outstanding are as follows:

	2018			2017
Expiry Date	Exercise Price	Number of Options	Exercisable at Year- End	Exercise Price	Number of Options	Exercisable at Year- End

November 17, 2016*	$-	-	-	$0.67	210,000	210,000
May 1, 2017*	$-	-	-	$0.73	50,000	50,000
May 29, 2017*	$-	-	-	$0.92	300,000	300,000
September 19, 2017*	$0.96	1,966,900	1,966,900	$0.96	2,016,900	2,016,900
October 29, 2017	$-	-	-	$0.96	100,000	100,000
August 16, 2018*	$0.76	2,095,000	2,095,000	$0.76	2,120,000	2,120,000
September 8, 2019	$1.40	1,250,000	1,250,000	$1.40	1,265,000	1,265,000
September 9, 2020	$0.46	625,000	625,000	$0.46	640,000	426,240
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,010,000	672,660
June 22, 2018	$-	-	-	$1.02	50,000	33,300
September 15, 2021	$0.91	1,085,000	722,610	$0.91	1,085,000	361,305
July 31, 2022	$0.77	1,840,000	-	$-	-	-

		9,861,900	7,659,510		8,846,900	7,555,405

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the years. The fair value of options granted was $951,067 (2017 - $691,819), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the year ended May 31,	2018	2017

Risk-free interest rate	1.65%	0.71%
Expected life of options (in years)	5	4.87
Annualized volatility	79.14%	85.96%
Dividend yield	0%	0%
Exercise price	$0.77	$0.91

Fair value per share	$0.52	$0.61

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the year ended May 31,	2018	2017

Consulting fees	$306,510	$301,884
Exploration expenditures – Geological/geophysical	55,464	33,433
Investor relations	92,351	73,514
Professional fees	7,332	6,777
Wages and benefits	211,576	165,771

	$673,233	$581,379

7.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the year ended May 31,	2018	2017

Consulting fees to CFO	$124,167	$110,000
Wages and benefits to CEO and COO	880,520	790,187
Directors fees (included in consulting fees)	154,000	148,250
Fees to former Vice President of Corporate Communications (included in investor relations)	-	137,500
Stock-based compensation to related parties	494,777	476,664

	$1,653,464	$1,662,601

As at May 31, 2018, included in accounts payable and accrued liabilities was $15,537 (2017 – $18,271) in expenses owing to companies related to officers and officers of the Company.

These amounts were unsecured, non-interest bearing and had no fixed terms or terms of repayment. Accordingly, fair value could not be readily determined.

The Company has also entered into change of control agreements with officers of the Company. In the case of termination, the officers are entitled to an amount equal to a multiple (ranging from two times to three times) of the sum of the annual base salary or fees then payable to the officer, the aggregate amount of bonus(es) (if any) paid to the officer within the calendar year immediately preceding the Effective Date of Termination, and an amount equal to the vacation pay which would otherwise be payable for the one year period next following the Effective Date of Termination.

8.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

May 31, 2018
Capitalized acquisition costs	$-	$5,238,789	$5,238,789
Property and equipment	$11,200	$45,290	$56,490

May 31, 2017
Capitalized acquisition costs	$-	$4,527,740	$4,527,740
Property and equipment	$8,367	$61,162	$69,529

For the year ended May 31,	2018	2017

Net loss for the year – Canada	$(2,552,140)	$(2,138,433)
Net loss for the year – United States	(6,746,023)	(4,589,289)

Net loss for the year	$(9,298,163)	$(6,727,722)

9.	SUBSIDIARIES

Significant subsidiaries for the years ended May 31, 2018 and 2017 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2018	The Company’s effective interest for 2017

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	N/A

10.	SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended May 31,	2018	2017

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$847,000	$18,000
Change in asset retirement obligations included in capitalized acquisition costs	$40,374	$37,865
Reclassification of contributed surplus on exercise of stock options	$123,302	$78,054

11.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended May 31:

	2018	2017

Loss before income taxes	$(9,298,163)	$(6,727,722)
Statutory Canadian corporate tax rate	26.42%	26.00%

Income tax recovery at statutory rates	$(2,456,264)	$(1,749,208)
Stock-based compensation	177,846	151,159
Effect of tax rate change	(109,857)	-
Difference in tax rates in other jurisdictions	(522,120)	(374,370)
Tax benefits not realized	2,910,395	1,972,419

Income tax recovery	$-	$-

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2018	2017

Deferred income tax assets (liabilities)
Mineral properties	$18,619,000	$17,495,000
Property and equipment	42,000	38,000
Share issuance costs	40,000	32,000
Non-capital losses available for future periods	8,378,000	7,476,000

	27,079,000	25,041,000
Valuation allowance	(27,079,000)	(25,041,000)

Net deferred tax assets	$-	$-

At May 31, 2018, the Company has available non-capital tax losses for Canadian income tax purposes of approximately $11,377,000 and net operating loss for US tax purposes of approximately $15,626,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2029	$-	$1,238,000
2030	-	1,000
2031	379,000	184,000
2032	1,089,000	1,576,000
2033	1,443,000	2,080,000
2034	1,733,000	4,052,000
2035	1,806,000	1,882,000
2036	1,354,000	1,857,000
2037	1,624,000	1,304,000
2038	1,949,000	1,452,000

	$11,377,000	$15,626,000

In addition, the Company has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $59,385,000 and in Canada of approximately $333,000, which may be deductible for tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

12.	SUBSEQUENT EVENT

On June 7, 2018, the Company closed a private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per common share for gross proceeds of $4,500,002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of May 31, 2018, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of May 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2018 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2018. We reviewed the results of management’s assessment with our Finance and Audit Committee.

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

Date: August 27, 2018

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

By:	/s/ Jeffrey Pontius	By:	/s/ Steve Aaker
	Jeffrey Pontius		Steve Aaker
	Chief Executive Officer		Director
(Principal Executive Officer)

Date: August 27, 2018		Date: August 27, 2018

By:	/s/ Peggy Wu	By:	/s/ Edward Yarrow
	Peggy Wu		Edward Yarrow
	(Principal Financial Officer and Principal Accounting Officer)		Director

Date: August 27, 2018		Date: August 27, 2018

By:	/s/ Anton J. Drescher	By:	/s/ Catherine Gignac
	Anton J. Drescher		Catherine Gignac
	Director		Director

Date: August 27, 2018		Date: August 27, 2018

By:	/s/ Rowland Perkins
Rowland Perkins
Director

Date: August 27, 2018

EXHIBIT INDEX

Exhibit Number	Description

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.1*	2010 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.2*	Employment agreement made as of June 1, 2011 between Corvus Nevada and Jeffrey Pontius, incorporated by reference to Exhibit 10.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.3*	Employment agreement made as of October 26, 2011 between Corvus Nevada and Carl Brechtel, incorporated by reference to Exhibit 10.4 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.4*	Separation Agreement made as of June 29, 2015 between the Company and Russell Myer incorporated by reference to Exhibit 10.5 to the Company’s 10K filing as filed with the SEC on August 25, 2015

10.5*	Amendment to Consulting Agreement dated October 12, 2017, incorporated by reference to Exhibit 10.1 to the Company’s 10Q filing as filed with the SEC on January 11, 2018 and on Form 8-K as filed with the SEC on December 8, 2017

10.6*	Consulting Agreement dated June 1, 2011, incorporated by reference to Exhibit 10.2 to the Company’s 10Q filing as filed with the SEC on January 11, 2018

21.1	List of Subsidiaries

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Crowe MacKay LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Management contract or compensatory plan.

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2018 and May 31, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years ended May 31, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the Years Ended May 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Equity for the Years Ended May 31, 2018 and 2017, (v) the Notes to the Consolidated Financial Statements.

