Form 10-Q
period 2018-08-31
Corvus Gold Inc.
filed 2018-10-11
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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

As of October 11, 2018, the registrant had 105,985,945 common shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Expressed in Canadian dollars)

	August 31, 2018	May 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$4,783,695	$2,610,541
Accounts receivable	28,665	25,438
Prepaid expenses	248,518	256,772

Total current assets	5,060,878	2,892,751

Property and equipment (note 3)	53,198	56,490
Capitalized acquisition costs (note 4)	5,283,809	5,238,789

Total assets	$10,397,885	$8,188,030

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$283,117	$330,704

Total current liabilities	283,117	330,704

Asset retirement obligations (note 4)	371,398	366,641

Total liabilities	654,515	697,345

Shareholders’ equity
Share capital (note 5)	88,091,883	83,606,486
Contributed surplus (note 5)	13,195,083	13,030,715
Accumulated other comprehensive income - cumulative translation differences	1,168,778	1,123,410
Deficit accumulated during the exploration stage	(92,712,374)	(90,269,926)

Total shareholders’ equity	9,743,370	7,490,685

Total liabilities and shareholders’ equity	$10,397,885	$8,188,030

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2018	2017

Operating expenses
Administration	$106	$105
Consulting fees (notes 5 and 6)	140,695	135,707
Depreciation (note 3)	3,673	4,314
Exploration expenditures (note 4)	1,653,100	728,339
Insurance	51,629	49,848
Investor relations (note 5)	217,671	146,981
Office and miscellaneous	23,408	40,175
Professional fees (note 5)	56,163	57,255
Regulatory	42,288	25,470
Rent	18,207	28,894
Travel	38,229	26,144
Wages and benefits (notes 5 and 6)	257,219	238,225

Total operating expenses	(2,502,388)	(1,481,457)

Other income (expense)
Interest income	15,300	441
Foreign exchange gain (loss)	44,640	(145,149)

Total other income (expense)	59,940	(144,708)

Net loss for the period	(2,442,448)	(1,626,165)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	45,368	(397,551)

Comprehensive loss for the period	$(2,397,080)	$(2,023,716)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average number of shares outstanding	105,891,881	97,209,473

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2018	2017

Operating activities
Net loss for the period	$(2,442,448)	$(1,626,165)
Add items not affecting cash:
Depreciation	3,673	4,314
Stock-based compensation (note 5)	164,368	158,638
Foreign exchange loss	(44,640)	145,149
Changes in non-cash items:
Accounts receivable	(3,227)	(1,278)
Prepaid expenses	8,254	(21,303)
Accounts payable and accrued liabilities	(47,587)	(103,981)

Cash used in operating activities	(2,361,607)	(1,444,626)

Financing activities
Cash received from issuance of shares	4,500,002	4,790,700
Share issuance costs	(14,605)	(22,491)

Cash provided by financing activities	4,485,397	4,768,209

Investing activities
Expenditures on property and equipment	-	(1,424)

Cash used in investing activities	-	(1,424)

Effect of foreign exchange on cash	49,364	(184,157)

Increase in cash and cash equivalents	2,173,154	3,138,002

Cash and cash equivalents, beginning of the period	2,610,541	1,300,553

Cash and cash equivalents, end of the period	$4,783,695	$4,438,555

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31, 2018

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2018	104,255,175	$83,606,486	$13,030,715	$1,123,410	$(90,269,926)	$7,490,685

Net loss for the period	-	-	-	-	(2,442,448)	(2,442,448)
Shares issued for cash
Private placement	1,730,770	4,500,002	-	-	-	4,500,002
Other comprehensive income (loss)
Exchange difference on translating foreign operations	-	-	-	45,368	-	45,368
Share issuance costs	-	(14,605)	-	-	-	(14,605)
Stock-based compensation	-	-	164,368	-	-	164,368

Balance, August 31, 2018	105,985,945	$88,091,883	$13,195,083	$1,168,778	$(92,712,374)	$9,743,370

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At August 31, 2018, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at August 31, 2018, the Company had working capital of $4,777,761 compared to working capital of $2,562,047 as at May 31, 2018.  On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per common share for gross proceeds of $4,500,002. Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 15 months from the date the condensed interim consolidated financial statements are issued.

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

Basis of presentation

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2018 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at August 31, 2018 and the results of its operations for the three months then ended. Operating results for the three months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019. The 2018 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The preparation of these condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed interim consolidated financial statements, and the reported amounts of revenues and expenses during the period. These judgments, estimates and assumptions are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances. While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

Basis of consolidation

These condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Group”), Corvus Gold (USA) Inc. (“Corvus USA”) (a Nevada corporation), Corvus Nevada (a Nevada corporation), Raven Gold (an Alaska corporation), SoN Land and Water LLC (“SoN”) (a Nevada limited liability company) and Mother Lode Mining Company LLC (a Nevada limited liability company). All intercompany transactions and balances were eliminated upon consolidation.

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended August 31, 2018, 9,861,900 outstanding stock options (2017 - 9,976,900) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2018	$83,619	$88,328	$64,740	$236,687
Currency translation adjustments	490	729	535	1,754

Balance, August 31, 2018	$84,109	$89,057	$65,275	$238,441

Depreciation
Balance, May 31, 2018	$60,144	$79,178	$40,875	$180,197
Depreciation for the period	1,772	694	1,207	3,673
Currency translation adjustments	387	652	334	1,373

Balance, August 31, 2018	$62,303	$80,524	$42,416	$185,243

Carrying amounts

Balance, May 31, 2018	$23,475	$9,150	$23,865	$56,490

Balance, August 31, 2018	$21,806	$8,533	$22,859	$53,198

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Balance, May 31, 2018	$4,428,752	$810,037	$5,238,789

Asset retirement obligations	-	1,727	1,727
Currency translation adjustments	36,598	6,695	43,293

Balance, August 31, 2018	$4,465,350	$818,459	$5,283,809

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2018:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$-	$203,078	$203,078
Drilling	-	502,000	502,000
Equipment rental	-	13,890	13,890
Field costs	284	68,936	69,220
Geological/ Geophysical	14,298	136,659	150,957
Land maintenance & tenure	196,980	225,275	422,255
Permits	4,385	40,400	44,785
Studies	5,377	213,906	219,283
Travel	-	27,632	27,632

Total expenditures for the period	$221,324	$1,431,776	$1,653,100

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2017:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$43,842	$-	$43,842
Drilling	(3,323)	66	(3,257)
Equipment rental	14,426	11,628	26,054
Field costs	14,807	59,542	74,349
Geological/ Geophysical	26,767	49,075	75,842
Land maintenance & tenure	194,707	33,839	228,546
Permits	6,240	2,999	9,239
Studies	219,755	39,500	259,255
Travel	8,883	5,586	14,469

Total expenditures for the period	$526,104	$202,235	$728,339

a)	North Bullfrog Project, Nevada

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

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of the following leases:

(1)	Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) 12 patented mining claims referred to as the “Connection” property. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 (paid) on signing and annual payments for the first three anniversaries of USD 10,800 (paid) and USD 16,200 for every year thereafter (paid to October 27, 2017). Redstar has an option to purchase the property (subject to the net smelter return (“NSR”) royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(2)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased three patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009 (paid), USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2018). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(3)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased two patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009 (paid), USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2018). The lessor is entitled to receive a 3% NSR royalty on all production, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty). On May 29, 2014, the parties signed a First Amendment Agreement whereby the Lease is amended to provide that in addition to the Advance Minimum Royalty payments payable in respect of the Original Claims, the lessee will now pay to the lessor Advance Minimum Royalty payments in respect of the Yellow Rose Claims of USD 2,400 on execution, USD 2,400 on each of May 29, 2015, 2016 and 2017 (paid), USD 3,600 on May 29, 2018 and each anniversary thereafter (paid to May 29, 2018). The Lessor is entitled to receive a 3% NSR royalty on all production from the Yellow Rose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

(4)	Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased twelve patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter (paid to May 16, 2018). The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

(5)	Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and an arm’s length individual, Redstar has leased three patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009 (paid), USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 22, 2018). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(6)	Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009 (paid), USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation (paid to June 16, 2018). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

Pursuant to a purchase agreement made effective June 9, 2017 between Corvus Nevada and Goldcorp USA, Inc. (“Goldcorp USA”), Corvus Nevada has acquired 100% of the Mother Lode property (the “Mother Lode Property”). In addition, Corvus Nevada staked two additional adjacent claim blocks to the Mother Lode Property. In connection with the acquisition, the Company issued 1,000,000 common shares at a price of $0.81 per common share to Goldcorp USA. The Mother Lode Property is subject to an NSR in favour of Goldcorp USA. The NSR pays 1% from production at the Mother Lode Property when the price of gold is less than USD 1,400 per ounce and an additional 1% NSR for a total of 2% NSR when gold price is greater than or equal to USD 1,400 per ounce.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $371,398 (USD 284,000) (May 31, 2018 - $366,641 (USD 283,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended August 31, 2018:

a)	On June 7, 2018, the Company closed a private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per common share for gross proceeds of $4,500,002. The Company paid an additional $14,605 in share issuance costs.

Stock options

Stock options awarded to employees and non-employees by the Company are measured and recognized in the Condensed Interim Consolidated Statement of Operations and Comprehensive Loss over the vesting period.

The Company has adopted an incentive stock option plan, first adopted in 2010 and then amended in 2013 (the “Amended 2010 Plan”). The essential elements of the Amended 2010 Plan provide that the aggregate number of common shares of the Company’s share capital that may be made issuable pursuant to options granted under the Amended 2010 Plan (together with any other shares which may be issued under other share compensation plans of the Company) may not exceed 10% of the number of issued common shares of the Company at the time of the granting of the options. Options granted under the Amended 2010 Plan will have a maximum term of ten years. The exercise price of options granted under the Amended 2010 Plan will not be less than the greater of the market price of the common shares (as defined by TSX, currently defined as the five day volume weighted average price for the 5 trading days immediately preceding the date of grant) or the closing market price of the Company’s common shares for the trading day immediately preceding the date of grant, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Amended 2010 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the status of the stock option plan as of August 31, 2018, and May 31, 2018, and changes during the periods are presented below:

	Three months ended August 31, 2018		Year ended May 31, 2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	9,861,900	$0.85	8,846,900	$0.87
Granted	-	-	1,840,000	0.77
Exercised	-	-	(256,660)	(0.66)
Forfeited	-	-	(568,340)	(0.93)

Balance, end of the period	9,861,900	$0.85	9,861,900	$0.85

The weighted average remaining contractual life of options outstanding at August 31, 2018 was 1.55 years (May 31, 2018 - 1.74 years).

Stock options outstanding are as follows:

	August 31, 2018			May 31, 2018
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

September 19, 2017*	$0.96	1,966,900	1,966,900	$0.96	1,966,900	1,966,900
August 16, 2018*	$0.76	2,095,000	2,095,000	$0.76	2,095,000	2,095,000
September 8, 2019	$1.40	1,250,000	1,250,000	$1.40	1,250,000	1,250,000
September 9, 2020	$0.46	625,000	625,000	$0.46	625,000	625,000
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	1,085,000	722,610	$0.91	1,085,000	722,610
July 31, 2022	$0.77	1,840,000	612,720	$0.77	1,840,000	-

		9,861,900	8,272,230		9,861,900	7,659,510

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $nil (2017 - $951,067), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the three months ended August 31,	2018	2017

Risk-free interest rate	N/A	1.65%
Expected life of options (in years)	N/A	5
Annualized volatility	N/A	79.14%
Dividend yield	N/A	0%
Exercise price	N/A	$0.77

Fair value per share	N/A	$0.52

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the three months ended August 31,	2018	2017

Consulting fees	$75,445	$69,957
Exploration expenditures - Geological/geophysical	14,298	12,260
Investor relations	22,534	21,738
Professional fees	1,821	1,884
Wages and benefits	50,270	52,799

	$164,368	$158,638

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the three months ended August 31,	2018	2017

Consulting fees to CFO	$22,500	$20,000
Wages and benefits to CEO and COO	180,125	146,890
Directors fees (included in consulting fees)	33,750	36,750
Stock-based compensation to related parties	117,649	123,150

	$354,024	$326,790

As at August 31, 2018, included in accounts payable and accrued liabilities was $8,747 (May 31, 2018 - $15,537) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

August 31, 2018
Capitalized acquisition costs	$-	$5,283,809	$5,283,809
Property and equipment	$10,360	$42,838	$53,198

May 31, 2018
Capitalized acquisition costs	$-	$5,238,789	$5,238,789
Property and equipment	$11,200	$45,290	$56,490

For the period ended August 31,	2018	2017

Net loss for the period - Canada	$(527,747)	$(633,776)
Net loss for the period - United States	(1,914,701)	(992,389)

Net loss for the period	$(2,442,448)	$(1,626,165)

8.	SUBSIDIARIES

Significant subsidiaries for the three months ended August 31, 2018 and 2017 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2018	The Company’s effective interest for 2017

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended August 31,	2018	2017

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$-	$810,000
Reclassification of contributed surplus on exercise of stock options	$-	$103,028

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the three months ended August 31, 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES AND HISTORICAL ESTIMATES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”) and interests in the Mother Lode Property (“MLP” or “Mother Lode”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary economic assessment included in the Technical Report on the NBP is preliminary in nature and includes “inferred Mineral Resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred Mineral Resources at the NBP will ever be realized. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Readers should refer to the Technical Report for additional information.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;

•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP and the MLP;

•	the Company’s estimates of the quality and quantity of the Mineral Resources at its mineral properties;

•	the timing and cost of planned exploration programs of the Company, and the timing of the receipt of results therefrom;

•	the Company’s future cash requirements and use of proceeds of sales;

•	general business and economic conditions;

•	the Company’s ability to meet its financial obligations as they come due, and the ability to raise the necessary funds to continue operations;

•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;

•	the potential for the existence or location of additional high-grade veins at the NBP, or high-grade mineralization at the MLP;

•	the potential to expand Company’s existing deposits and discover new deposits;

•	the potential for any delineation of higher grade mineralization at the NBP or MLP;

•	the potential for there to be one or more additional vein zones;

•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;

•	the potential for the NBP or the MLP mineralization systems to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery;

•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure;

•	that the Company will operate at a loss;

•	that the Company will need to scale back anticipated costs and activities or raise additional funds;

•	that the Company will have to raise substantial additional capital to accomplish its business plan over the next couple of years;

•	the historic estimates of the MLP as an indication of the presence of mineralization;

•	the estimated reclamation and asset retirement costs;

•	the plans related to the development of the MLP and the NBP; and

•	the MLP work plan and mine development plan/program.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, as filed with the SEC on August 27, 2018, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

Current Business Activities

General

The Company’s material mineral property is the NBP, an advanced exploration stage project in Nevada which has a number of high-priority, bulk tonnage and high-grade vein targets (held through Corvus Nevada, a Nevada subsidiary). In addition to the NBP, the Company has acquired the MLP which is located approximately 12 miles to the south east of the NBP. The MLP was mined in the late 1980s and has substantial gold mineralization remaining unexploited extending to the north of the existing open pit mine.

The primary focus of the Company will be to leverage its exploration expertise to expand its existing deposits and discover major new gold deposits. Other than with respect to the ongoing exploration of the NBP, the Company’s strategy is to leverage its other non-core assets by maintaining a retained royalty.

Highlights of activities during the period and to the date of this MD&A include:

•	Phase II of the MLP drill program, completed in late July 2018, produced 43 additional holes for 13,386 metres (“m”) of RC drilling.
•	A maiden Mineral Resource* estimation was completed for the MLP using the Corvus Phase I and II drilling data plus qualified historical drilling data, and released on September 18, 2018 (see NR18-15). Highlights of the MLP Mineral Resource estimation are as follows:
o	total of 1.16Mozs of gold in the Measured and Indicated category with 0.24Mozs gold in the Inferred category. 83% of resource is Measured and Indicated (“M&I”);
o	total M&I .Mill Mineral Resource of 733,000 ounces of gold at an average grade of 1.72 g/t gold in 13.2Mt and an Inferred Resource of 112,000 ounces of gold at an average grade of 1.6 g/t gold in 2.17Mt;

o	total M&I , oxide, Run of Mine, Heap Leach Mineral Resource of 427,000 ounces gold at avg. grade of 0.33 g/t gold in 40Mt & Inferred Mineral Resource of 129,000 ounces gold at avg. grade of 0.29 g/t gold in 14.1Mt; and
o	pit constrained deposit has an overall strip ratio of 2.68-1.
•	Phase III of the MLP drill program began on July 24, 2018, with a total of eight RC holes drilled for 3,043 m by the end of September;
•	Environmental Assessment and Plan of Operations documents were submitted to the Bureau of Land Management (“BLM”) for the expanded exploration of the MLP.
•	BLM issued a Notice of Intent for exploration drilling at the Willy’s and Sawtooth targets.
•	Baseline characterization activities at NBP continued with the water quality sampling of monitor wells and springs, and meteorological monitoring reports, which are submitted to the Nevada Department of Environmental Protection quarterly.
•	The water rights at Sarcobatus were changed to a temporary mining use category by the Nevada Division of Water Resources. The point of extraction of 80 acre-feet of this water was transferred to the NBP to support future exploration activities.
•	The Sarcobatus water rights were renewed for the 2018-2019 period.

* - See Cautionary Note Regarding to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves above.

Corporate Financial Activities

The Company announced the completion of a $4,500,002 non-brokered private placement on June 7, 2018, where the Company issued 1,730,770 common shares at a price of $2.60 per share to a key strategic shareholder. No warrants were issued. The Company expects that the proceeds of the financing will fully fund the Company’s planned 2019 exploration program at its MLP.

Nevada Properties

North Bullfrog Project

Our principal mineral property is the NBP, a gold exploration project located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills about 10 kilometres (“km”) north of the town of Beatty. The NBP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. The Technical Report is available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding Mineral Resources that are not SEC Industry Guide 7 compliant proven or probable reserves. See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

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

515000
520000
525000
530000
535000
4100000
4095000
4090000
4085000
Leased Patented Claims
North Bullfrog Property Outline
Mother Lode Property Outline
Beatty
0
2.5
5
10
Kilometers

Figure 1. Property Map showing the Location of the NBP and the MLP with respect to the town of Beatty, NV.

Studies at NBP have been focused on the integration of NBP and the newly acquired MLP into a single mining operation. An updated Technical Report is planned for release in late October, 2018.

NBP Project Development Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. Water quality monitoring wells and surface springs were sampled in July 2018.

The Company operated a meteorological monitoring station at NBP and submitted its latest quarterly report to NBP in July 2018.

The Sarcobatus water rights have been renewed for the 2018-2019 period. A temporary change of use to mining was granted by the Nevada Division of Water Resources. The extraction point of 80 acre-feet of the water was transferred to the NBP to support future exploration operations.

Mother Lode Property, Nevada

On June 9, 2017, the Company acquired the MLP (Figure 1), which is located approximately six kilometres east of Beatty, Nevada, in Nye County. The MLP is in the Bare Mountain District, and was previously mined by Gold Search Inc. The Company acquired the 13 Federal mining claims comprising the MLP from Goldcorp USA. The Company staked an additional 105 claims (the MN claim group) to the northwest of the MLP claims and an additional 22 claims (the ME claim group) to the east of the MLP claims. The MN claim group was expanded again by an additional 54 claims during the third quarter 2017-2018, as surface exploration work revealed potential for mineralized targets similar to previously defined systems immediately to the south. An additional 255 MN claims were added in Q1 2018-2019 extending the MLP north to connect with the southeast end of NBP.

The MLP is located in the northern Bare Mountain area of northwestern Nye County, Nevada. Figure 1 shows the MLP land position defined by unpatented lode mining claims in purple. The location of the property is indicated by the coordinate grid on the map which is in the UTM metres, NAD27, Zone 11 coordinate system. The MLP consists of approximately 3,590 hectares (8,872 acres) of unpatented lode mining claims located in Sections 10, 11, 14, 15, 22, 23, 26, 27, 34, 35 and 36 of T11S, R47E; Sections 1, 2, 3, 9, 10, 11, 12, and 13 of T12S, R47E; and Sections 6, 7, 8, 9, 16, 17 and 18 of T12S, R48E, Mount Diablo Base and Meridian. Corvus owns, through its wholly-owned subsidiary, Mother Lode Mining Company LLC, the historic MLP which consisted of 13 unpatented lode mining claims. The MN and ME claim groups were staked by Corvus in 2017 and 2018 and are also 100% owned by Corvus.

The Company began its Phase I MLP drill program which utilized up to three drill rigs (two reverse circulation and one core), in September 2017. The initial program completed 13,000 metres of drilling and focused on confirming the existing 172-hole database consisting of drilling results developed by previous exploration companies and mine operators at the MLP site. The initial program addressed resource expansion and exploration targets in four main zones of historic mineralization. Phase II of the MLP drilling program began in early January 2018 with a single RC drilling rig completing an additional 43 holes for 13,386 metres. Phase III drilling began in late July 2018, with an additional eight holes completed for 3,044 metres to date.

The Phase I and II drilling was used to verify and supplement the historic drill data and have been used as the basis for a maiden Mineral Resource estimation that was announced on September 18, 2018 (NR18-15). Preliminary results for 52 holes have been released between October 11, 2017 and April 5, 2018, consisting of intervals in each hole with significant gold mineralization. Results for holes ML17-001 to -015 were reported in NR17-13 (October 11, 2017), NR17-15 (October 25, 2017), NR17-17 (November 7, 2017) and NR17-19 (December 12, 2017). Refer to news releases NR18-1 (January 10, 2018), NR18-2 (January 18, 2018), NR18-3 (February 1, 2018), NR18-5 (February 22, 2018), NR18-6 (March 1, 2018), NR18-7 (March 22, 2018), NR18-8 (April 5, 2018), NR18-9 (April 25, 2018), NR18-10 (May 24, 2018), NR18-12 (June 13, 2018), NR18-13 (July 12, 2018), and NR18-14 (September 5, 2018) for information on assay results, data verification, drilling parameters and locations of the drill holes. Figure 2 shows the location of holes ML17-001 to -078 used in the Mineral Resource estimation, with respect to the MLP open pit and the MLP claim boundaries. Figure 3 illustrates the deposit geology on the E-W cross section along 4084410 N.

The Mineral Resource estimation is based on 267 drill holes with 8,296 gold composites. Geologic volumes were defined by geologic interpretations and used to define the estimation. Seventy-five of the holes were drilled by Corvus in the Phases I and II drill program, and 192 of the holes were historical data developed between 1988 – 1996 by earlier exploration and mining operations at the MLP and Daisy Projects.

The Mineral Resource was characterized by a high-grade core surrounded by lower grade mineralization. The high-grade core was estimated using Inverse Distance Squared. The surrounding mineralized portion of the deposit was estimated with Ordinary Kriging. To estimate the reasonable prospects of eventual economic extraction, Resource Development Associates Inc. confined the resources to mining volumes defined by Whittle TM analysis. The Mineral Resource is summarized in Table 1 according to sulfide processing and heap leach oxide processing, and is also listed by the classification of Measured, Indicated and Inferred mineralization. Economic parameters used in the WhittleTM analysis are listed in Table 2. There are no known legal, political or environmental risks that could materially affect the potential development of the Mineral Resources.

Table 1

Mother Lode, Measured, Indicated, and Inferred Mineral Resource Estimations constrained by Whittle TM pit at a gold price of USD $1,250 per ounce

Resource Category	Mill-Sulfide @ 0.63 g/t COG			ROM Heap Leach @ 0.06 g/t COG			Total
	Kt	Au g/t	Kozs	Kt	Au g/t	Kozs	Kt	Au g/t	Kozs
Measured	3,292	1.41	149	20,035	0.29	185	23,327	0.45	334
Indicated	9,934	1.83	583	20,123	0.37	242	30,057	0.85	825
Total M & I	13,226	1.72	733	40,158	0.33	427	53,383	0.68	1,159
Inferred	2,168	1.60	112	14,073	0.29	129	16,241	0.46	241

•	The Mineral Resources are not SEC Industry Guide 7 compliant proven and probable reserves See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above
•	The Mineral Resources above are effective as of September 18, 2018
•	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability
•	Silver resources have not been included in the maiden Mother Lode Mineral Resource Estimate
•	There are no known legal, political, environmental, or other risks that could materially affect the potential development of the Mineral Resources

Figure 2. Map with inset showing the MLP claim boundary (blue) and the locations of Corvus boreholes used in the Mother Lode Mineral Resource Estimate.

Figure 3. Geologic cross section through the Mother Lode deposit along 4084410 N in Figure 2.

Table 2
WhittleTM Input Parameters used for the MLP Mineral Resource Estimation (USD)

Parameter	Unit	MLP-Mill	MLP-Heap Leach
Mining Cost	total tonne	$1.40	$1.40
Au Cut-Off	g/t	0.63	0.06
Processing Cost	process tonne	$19.50	$1.20
Au Recovery	%	80.0	74.0
Ag Recovery	%	0.0	0.0
Admin Cost	process tonne	$0.50	$0.50
Refining & Sales	$/Au oz	$5.00	$5.00
Au Selling Price	oz	$1,250	$1,250
Slope Angle	Degrees	60	60

•	Assumes heap leach processing of disseminated oxidized mineralization
•	Assumes Pressure Oxidation mill processing of MLP sulfide mineralization
•	Au Cut-Off - break-even grade derived from Whittle input parameters at USD $1,250 per ounce gold price

The Mineral Resource block model is shown in Figures 4 and 5, which display a plan view and long section view with the range of gold grade shown as color labeling of the individual blocks. Sensitivity of the resource to gold price is illustrated in Table 3, which shows the robustness of the resource at lower gold price. The Table 3 estimate of mineralization at USD $1,000 gold still captures a measured and indicates resource of over one million ounces.

Figure 4. Plan View of Mother Lode resource block model at 970 m elevation (UTm NAD27 Z11)

Figure 5. Long-section through Mother Lode resource block model at 531,055 m east, looking east (UTm NAD27 Z11)

A metallurgical testing program is underway to define the processing alternatives for exploitation of the Mother Lode deposit. This testing is focused on developing a flotation concentrate from the mill-sulfide mineralization and evaluating pressure oxidation, roasting, ambient atmospheric oxidation and bio-oxidation of the resulting concentrate. CN extraction of the gold from the oxidized concentrate is will be used to establish the gold recovery. Testing of the oxide components of the Mineral Resource mineralization are underway, in parallel with the sulfide testing, with CN bottle rolls and CN shake leach tests to establish gold recovery.

Surface exploration at MLP has identified new targets along the Daisy, Secret Pass and Sterling trends, which have motivated the Company to expand its claim packages to the northwest and southeast of the MLP claims. Targets in these extensions areas are named Sawtooth, Coronet and Willy’s, and the locations are indicated with respect to the MLP claims by the map in Figure 6. Corvus has received permits from BLM for notice level exploration drilling at the Willy’s and the Sawtooth targets. Environmental Assessment and Plan of Operations documents were submitted to BLM to permit expanded exploration of the MLP.

Table 3

Sensitivity of Mother Lode, Measured, Indicated, and Inferred Mineralization Estimations constrained by Whittle TM pit at a gold price of USD $1,000 per ounce

Resource Category	Mill-Sulfide			ROM Heap Leach			Total
	@ 0.78 g/t COG			@ 0.07 g/t COG
	Kt	Au g/t	Kozs	Kt	Au g/t	Kozs	Kt	Au g/t	Kozs
Measured	2,133	1.79	123	17,441	0.31	174	19,574	0.47	297
Indicated	8,650	1.96	545	14,702	0.45	213	23,352	1.01	758
Total M & I	10,783	1.93	668	32,143	0.37	387	42,926	0.76	1,054
Inferred	941	1.82	55	5,966	0.34	65	6,907	0.54	120

Figure 6. Map of new District-wide exploration project beyond the core Mother Lode deposit area, with areas for local expansion of the Mother Lode mineralization denoted by stars within the Mother Lode claims.

Qualified Person and Quality Control/Quality Assurance

Jeffrey A. Pontius (CPG 11044), a qualified person as defined by NI 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the disclosure in this Report on Form 10-Q (other than the Mother Lode Mineral Resource estimate) and has reviewed and approved the disclosure herein. Mr. Pontius is not independent of the Company, as he is the Chief Executive Officer and President and holds common shares and incentive stock options in Corvus.

Carl E. Brechtel (Colorado PE 23212, Nevada PE 008744 and Registered Member 353000 of SME), a qualified person as defined by National Instrument 43-101, has coordinated execution of the work outlined in NR18-15 (September 18, 2018) and has reviewed and approved the disclosure in this Report on Form 10-Q related thereto. Mr. Brechtel is not independent of the Company, as he is the Chief Operating Officer and holds Common Shares and incentive stock options in Corvus.

The work program at the MLP was designed and supervised by Mark Reischman, Corvus’ Nevada Exploration Manager, who is responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. Quality control is monitored by the insertion of blind certified standard reference materials and blanks into each sample shipment. All resource sample shipments are sealed and shipped to American Assay Laboratories in Reno, Nevada, for preparation and assaying.

Assaying for the MLP holes has been performed American Assay Laboratories (“AAL”) in Sparks, Nevada. Corvus has no business relationship with AAL beyond being a customer for analytical services. The Sparks laboratory is Standards Council of Canada, Ottawa, Ontario Accredited Laboratory No. 536 and conforms with requirements of CAN-P-1579, CAN-P-4E (ISO/IEC 17025:2005).

Check assaying has been performed by Bureau Veritas North America (“BV”, formerly Inspectorate America Corporation), in Sparks Nevada and Vancouver, Canada, and ALS Minerals Laboratories (“ALS Minerals”), in Sparks, Nevada. Corvus has no business relationship with BV or ALS Minerals beyond being a customer for analytical services. The BV laboratory is Accredited Laboratory No. 720 and conforms to requirements of CAN-P-1579, CAN-P-4E (ISO 9001:2008) and ALS is Accredited Laboratory No. 660 and conforms to requirements of CAN-P-1579, CAN-P-4E (ISO/IEC 17025:2005).

Mr. Scott E. Wilson, CPG (10965), Registered Member of SME (4025107) and President of Resource Development Associates Inc., is an independent consulting geologist specializing in Mineral Reserve and Resource calculation reporting, mining project analysis and due diligence evaluations. He is acting as the Qualified Person, as defined in NI 43-101, for the Mineral Resource estimate and has reviewed and approved the estimate contained herein. Mr. Wilson has over 29 years of experience in surface mining, resource estimation and strategic mine planning. Mr. Wilson and Resource Development Associates Inc. are independent of the Company under NI 43-101. Mr. Wilson, a Qualified Person, has verified the data underlying the information disclosed herein by reviewing the reports of AAL and all procedures undertaken for QA/QC. All matters were consistent and accurate accordingly to his professional judgment. There were no limitations on the verification process.

For additional information on the Mineral Resource estimation for MLP, see the news release dated September 18, 2018 (NR18-15). A technical report will be filed within 45 days of the news release.

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

Results of Operations

Three months ended August 31, 2018 Compared to Three months ended August 31, 2017

For the three months ended August 31, 2018, the Company had a net loss of $2,442,448 compared to a net loss of $1,626,165 in the comparative period of the prior year. Included in net loss was $164,368 (2017 - $158,638) in stock-based compensation charges which is a result of previously granted stock options which vested during the period. The increase in loss of $816,283 in the three months period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $1,653,100 incurred in the current period compared to $728,339 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $922,723 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company secured additional financing in June 2018 and focused its exploration efforts on the Properties and partly due to increased stock-based compensation charges of $14,298 during the current period compared to $12,260 in the comparative period of the prior year. Management expects increases in exploration costs over prior year are likely to continue in 2019.

Investor relations expenses increased to $217,671 (2017 - $146,981) and travel expenses of $38,229 (2017 - $26,144) mainly due to increase in investor relations-related travels, advertising, marketing and conference attended, property tours conducted during the current period as part of the Company’s efforts to secure additional financing. Investor relations expenses increase in part due to increased stock-based compensation charges of $22,534 during the current period compared to $21,738 in the comparative period of the prior year.

Office expenses decreased to $23,408 (2017 - $40,175) and rent expenses decreased to $18,207 (2017 - $28,894) mainly due to the Company moving its Denver office location in the comparative period of the prior year.

Regulatory expenses increased to $42,288 (2017 - $25,470) mainly due to an increase in share prices which resulted in an increase in reporting issuer participation fee which was calculated based on share prices.

Wages and benefits increased to $257,219 (2017 - $238,225) mainly due to an increase of $21,523 in wages and benefits in the current period mainly as a result of increase in wages to the CEO of the company offset by a decrease in stock-based compensation charges of $50,270 during the current period compared to $52,799 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $106 (2017 - $105), consulting fees of $140,695 (2017 - $135,707), depreciation expenses of $3,673 (2017 - $4,314), insurance expenses of $51,629 (2017 - $49,848), and professional fees of $56,163 (2017- $57,255).

Other items amounted to an income of $59,940 compared to a loss of $144,708 in the comparative period of the prior year. There was an increase in foreign exchange gain of $44,640 (2017 - loss of $145,149), which is the result of factors outside of the Company’s control and an increase in interest income of $15,300 (2017 - $441) as a result of more investment in cashable GIC’s during the current period.

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

In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future within one year from the date the condensed interim consolidated financial statements are issued.  There is substantial doubt upon the Company’s ability to continue as going concern, as explained below and in the condensed interim consolidated financial statements.

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

The Company reported cash and cash equivalents of $4,783,695 as at August 31, 2018 compared to $2,610,541 as at May 31, 2018. The change in cash position was the net result of $2,361,607 used for operating activities and $4,485,397 received from the private placements of common shares in June 2018 (net of share issue costs) during the period ended August 31, 2018.

As at August 31, 2018, the Company had working capital of $4,777,761 compared to working capital of $2,562,047 as at May 31, 2018. On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per share for gross proceeds of $4,500,002.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until December 31, 2019. Following December 31, 2019, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2020. The Company’s current anticipated operating expenses are $2,850,000 until May 31, 2019 and $4,340,000 until November 30, 2019. The Company’s anticipated monthly burn rate averages approximately $317,000 for September 2018 to May 2019, where approximately $211,000 is budgeted for administrative purposes and approximately $106,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. From September 2018 to November 2019, the Company’s anticipated monthly burn rate averages approximately $289,000, of which $201,000 is budgeted for administrative purposes and approximately $88,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of December 2019 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities at the NBP and the MLP on its currently anticipated scheduling.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require significant additional capital to fund our business plan” in the Company’s Annual Report on Form 10-K as filed with the SEC on August 27, 2018. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the NBP and the MLP to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2019 fiscal year.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K as filed with the SEC on August 27, 2018, under “Certain United States Federal Income Tax Considerations”.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of August 31, 2018 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of August 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended August 31, 2018 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 27, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All sales of unregistered equity securities during the period covered by this report were previously reported on Form 8-K.

Repurchase of Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months period ended August 31, 2018, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott Wilson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at August 31, 2018 and May 31, 2018, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended August 31, 2018 and August 31, 2017, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2018 and August 31, 2017, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Three Months Ended August 31, 2018, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: October 11, 2018

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 11, 2018