Form 10-Q
period 2018-11-30
Corvus Gold Inc.
filed 2019-01-10
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018
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

As of January 10, 2019, the registrant had 110,847,845 common shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Expressed in Canadian dollars)

	November 30, 2018	May 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,932,070	$2,610,541
Accounts receivable	50,877	25,438
Prepaid expenses	121,050	256,772

Total current assets	6,103,997	2,892,751

Property and equipment (note 3)	51,965	56,490
Capitalized acquisition costs (note 4)	5,491,241	5,238,789

Total assets	$11,647,203	$8,188,030

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$438,050	$330,704

Total current liabilities	438,050	330,704

Asset retirement obligations (note 4)	378,397	366,641

Total liabilities	816,447	697,345

Shareholders’ equity
Share capital (note 5)	94,335,435	83,606,486
Contributed surplus (note 5)	10,603,745	13,030,715
Accumulated other comprehensive income - cumulative translation differences	1,270,728	1,123,410
Deficit accumulated during the exploration stage	(95,379,152)	(90,269,926)

Total shareholders’ equity	10,830,756	7,490,685

Total liabilities and shareholders’ equity	$11,647,203	$8,188,030

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended November 30,		Six months ended November 30,
	2018	2017	2018	2017

Operating Expenses
Administration	$109	$106	$215	$211
Consulting fees (notes 5 and 6)	129,994	150,051	270,689	285,758
Depreciation (note 3)	3,802	4,695	7,475	9,009
Exploration expenditures (notes 4 and 5)	1,493,699	1,723,609	3,146,799	2,451,948
Insurance	50,597	48,280	102,226	98,128
Investor relations (notes 5 and 6)	470,054	242,944	687,725	389,925
Office and miscellaneous	36,847	37,809	60,255	77,984
Professional fees (note 5)	101,269	42,570	157,432	99,825
Regulatory	27,163	13,063	69,451	38,533
Rent	18,479	33,349	36,686	62,243
Travel	99,746	106,394	137,975	132,538
Wages and benefits (notes 5 and 6)	289,817	223,945	547,036	462,170

Total operating expenses	(2,721,576)	(2,626,815)	(5,223,964)	(4,108,272)

Other income (expense)
Interest income	13,304	5,681	28,604	6,122
Foreign exchange gain (loss)	41,494	65,252	86,134	(79,897)

Total other income (expense)	54,798	70,933	114,738	(73,775)

Net loss for the period	(2,666,778)	(2,555,882)	(5,109,226)	(4,182,047)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	101,950	148,809	147,318	(248,742)

Comprehensive loss for the period	$(2,564,828)	$(2,407,073)	$(4,961,908)	$(4,430,789)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.04)

Weighted average number of shares outstanding	106,689,411	99,808,571	106,288,467	98,501,921

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30,

	2018	2017

Operating activities
Net loss for the period	$(5,109,226)	$(4,182,047)
Add items not affecting cash:
Depreciation	7,475	9,009
Stock-based compensation (note 5)	309,369	348,070
Foreign exchange gain (loss)	(86,134)	79,897
Changes in non-cash items:
Accounts receivable	(25,439)	(3,199)
Prepaid expenses	135,722	98,794
Accounts payable and accrued liabilities	107,346	(23,005)

Cash used in operating activities	(4,660,887)	(3,672,481)

Financing activities
Cash received from issuance of shares	7,953,926	4,819,862
Share subscription advances	-	3,999,999
Share issuance costs	(20,816)	(22,491)

Cash provided by financing activities	7,933,110	8,797,370

Investing activities
Expenditures on property and equipment	(1,769)	(7,710)
Capitalized acquisition costs	(47,318)	(38,384)

Cash used in investing activities	(49,087)	(46,094)

Effect of foreign exchange on cash	98,393	(102,421)

Increase in cash and cash equivalents	3,321,529	4,976,374

Cash and cash equivalents, beginning of the period	2,610,541	1,300,553

Cash and cash equivalents, end of the period	$5,932,070	$6,276,927

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2018

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2018	104,255,175	$83,606,486	$13,030,715	$1,123,410	$(90,269,926)	$7,490,685

Net loss for the period	-	-	-	-	(5,109,226)	(5,109,226)
Shares issued for cash
Private placement	1,730,770	4,500,002	-	-	-	4,500,002
Exercise of stock options	4,036,900	3,453,924	-	-	-	3,453,924
Share issued for capitalized acquisition costs	25,000	59,500	-	-	-	59,500
Other comprehensive income (loss)
Exchange difference on translating foreign operations	-	-	-	147,318	-	147,318
Share issuance costs	-	(20,816)	-	-	-	(20,816)
Reclassification of contributed surplus on exercise of stock options	-	2,736,339	(2,736,339)	-	-	-
Stock-based compensation	-	-	309,369	-	-	309,369

Balance, November 30, 2018	110,047,845	$94,335,435	$10,603,745	$1,270,728	$(95,379,152)	$10,830,756

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At November 30, 2018, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at November 30, 2018, the Company had working capital of $5,665,947 compared to working capital of $2,562,047 as at May 31, 2018.  On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per common share for gross proceeds of $4,500,002. In November of 2018, the Company issued 4,036,900 common shares on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924. On December 20, 2018, the Company closed a non-brokered private placement equity financing and issued 800,000 common shares at a price of $2.60 per common share for gross proceeds of $2,080,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 20 months from the date the condensed interim consolidated financial statements are issued.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years.  There is no assurance that additional capital or other types of financing will be available if needed or that these financings will be on terms at least as favourable to the Company as those previously obtained, or at all. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration, if warranted, and development activities on its currently anticipated scheduling.

These condensed interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

All currency amounts are stated in Canadian dollars unless noted otherwise.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2018 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at November 30, 2018 and the results of its operations for the six months then ended. Operating results for the six months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019. The 2018 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended November 30, 2018, 10,315,000 outstanding stock options (2017 - 9,861,900) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of the standard on its ongoing reporting.

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

3.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2018	$83,619	$88,328	$64,740	$236,687
Additions	1,769	-	-	1,769
Currency translation adjustments	1,659	2,407	1,765	5,831

Balance, November 30, 2018	$87,047	$90,735	$66,505	$244,287

Depreciation
Balance, May 31, 2018	$60,144	$79,178	$40,875	$180,197
Depreciation for the period	3,675	1,387	2,413	7,475
Currency translation adjustments	1,316	2,181	1,153	4,650

Balance, November 30, 2018	$65,135	$82,746	$44,441	$192,322

Carrying amounts

Balance, May 31, 2018	$23,475	$9,150	$23,865	$56,490

Balance, November 30, 2018	$21,912	$7,989	$22,064	$51,965

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Balance, May 31, 2018	$4,428,752	$810,037	$5,238,789

Cash payments (note 4a)(ii)(1)	47,318	-	47,318
Shares issued (note 4a)(ii)(1)	59,500	-	59,500
Asset retirement obligations	-	1,760	1,760
Currency translation adjustments	121,787	22,087	143,874

Balance, November 30, 2018	$4,657,357	$833,884	$5,491,241

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2018:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$-	$288,804	$288,804
Drilling	1,239	1,094,841	1,096,080
Equipment rental	-	36,404	36,404
Field costs	322	116,337	116,659
Geological/ Geophysical	27,661	295,063	322,724
Land maintenance & tenure	223,584	254,313	477,897
Permits	5,602	68,304	73,906
Studies	8,403	667,671	676,074
Travel	-	58,251	58,251

Total expenditures for the period	$266,811	$2,879,988	$3,146,799

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2017:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$44,148	$130,818	$174,966
Drilling	(3,265)	868,901	865,636
Equipment rental	14,616	50,435	65,051
Field costs	14,133	170,931	185,064
Geological/ Geophysical	49,931	266,833	316,764
Land maintenance & tenure	220,204	42,797	263,001
Permits	6,240	35,532	41,772
Studies	416,391	70,363	486,754
Travel	9,294	43,646	52,940

Total expenditures for the period	$771,692	$1,680,256	$2,451,948

a)	North Bullfrog Project, Nevada

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

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of the following leases:

(1)	Pursuant to a mining lease and option to purchase agreement made effective October 27, 2008 between Redstar and an arm’s length limited liability company, Redstar has leased (and has the option to purchase) twelve patented mining claims referred to as the “Connection” property. The ten-year, renewable mining lease requires advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 10,800 (paid) on signing and annual payments for the first three anniversaries of USD 10,800 (paid) and USD 16,200 for every year thereafter (paid to October 27, 2018). Redstar has an option to purchase the property (subject to the net smelter return (“NSR”) royalty below) for USD 1,000,000 at any time during the life of the lease. Production is subject to a 4% NSR royalty, which may be purchased by the lessee for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(2)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and two arm’s length individuals, Redstar has leased three patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 4,000 on execution, USD 3,500 on each of May 8, 2007, 2008 and 2009 (paid), USD 4,500 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2018). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(3)	Pursuant to a mining lease made and entered into as of May 8, 2006 between Redstar and an arm’s length private Nevada corporation, Redstar has leased two patented mining claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of May 8, 2007, 2008 and 2009 (paid), USD 3,000 on May 8, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 8, 2018). The lessor is entitled to receive a 3% NSR royalty on all production, which may be purchased by the lessee for USD 850,000 per 1% (USD 2,550,000 for the entire royalty). On May 29, 2014, the parties signed a First Amendment Agreement whereby the lease is amended to provide that in addition to the advance minimum royalty payments payable in respect of the original claims, the lessee will now pay to the lessor advance minimum royalty payments in respect of the Yellow Rose claims of USD 2,400 on execution, USD 2,400 on each of May 29, 2015, 2016 and 2017 (paid), USD 3,600 on May 29, 2018 and each anniversary thereafter (paid to May 29, 2018). The lessor is entitled to receive a 3% NSR royalty on all production from the Yellow Rose claims, which may be purchased by the lessee for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

(4)	Pursuant to a mining lease made and entered into as of May 16, 2006 between Redstar and an arm’s length individual, Redstar has leased twelve patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 20,500 on execution and USD 20,000 on each anniversary thereafter (paid to May 16, 2018). The lessor is entitled to receive a 4% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

(5)	Pursuant to a mining lease made and entered into as of May 22, 2006 between Redstar and an arm’s length individual, Redstar has leased three patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 8,000 on execution, USD 4,800 on each of May 22, 2007, 2008 and 2009 (paid), USD 7,200 on May 22, 2010 and each anniversary thereafter, adjusted for inflation (paid to May 22, 2018). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

(6)	Pursuant to a mining lease made and entered into as of June 16, 2006 between Redstar and an arm’s length individual, Redstar has leased one patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the lessee. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties) of USD 2,000 on execution, USD 2,000 on each of June 16, 2007, 2008 and 2009 (paid), USD 3,000 on June 16, 2010 and each anniversary thereafter, adjusted for inflation (paid to June 16, 2018). The lessor is entitled to receive a 2% NSR royalty on all production, which may be purchased by the lessee for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

As a consequence of the acquisition of Redstar and Redstar US’s interest in the foregoing leases, Corvus Nevada is now the lessee under all of such leases.

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

☐	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties). Pursuant to an extension agreement dated January 15, 2016 and fully executed and effective as of November 22, 2017, the parties agreed to extend the lease and option granted for an additional ten years with the same lease payment terms.

☐	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH common shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871; USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH delivered on November 7, 2014 paid with cash of $21,200; USD 10,000 paid on November 23, 2015 and 50,000 common shares of ITH delivered on November 5, 2015 paid with cash of $19,237; USD 10,000 paid on November 17, 2016 and 50,000 common shares of ITH, purchased for $53,447 in the market by the Company, were delivered on November 10, 2016; USD 10,000 paid on November 22, 2017 and 50,000 common shares of ITH, purchased for $25,655 in the market by the Company, were delivered on November 30, 2017; and USD 10,000 paid on November 15, 2018 and 50,000 common shares of ITH, purchased for $34,116 in the market by the Company, were delivered on November 6, 2018).

☐	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (issued 25,000 common shares of the Company on November 18, 2015; 25,000 shares of the Company on November 18, 2016; 25,000 shares of the Company on November 30, 2017 and 25,000 shares of the Company on November 26, 2018).

☐	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years four to six (incurred), USD 300,000 for the years seven to ten (incurred) and USD 300,000 for the years 11 – 20 (incurred). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.

☐	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% NSR if the average gold price is between USD 401 and USD 500 per ounce and 4% NSR if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, subject to extension for an additional ten years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2018), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the NSR royalty for USD 1,000,000 per 1%. If the lessee purchases the entire NSR royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 kilometres north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is three years with provision to extend the lease for an additional seven years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2018). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% NSR royalty. The lease also includes the option to purchase the property for USD 300,000.

b)	Mother Lode Property, Nevada

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $378,397 (USD 284,000) (May 31, 2018 - $366,641 (USD 283,000)). The fair value of the liability was determined to be equal to the estimated reclamation costs. Due to the early stage of the projects, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended November 30, 2018:

a)	On June 7, 2018, the Company closed a private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per common share for gross proceeds of $4,500,002. The Company paid an additional $14,605 in share issuance costs.

b)	On November 26, 2018, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 4a)(ii)(1)), with a fair value of $59,500.

c)	In November 2018, the Company issued 4,036,900 common shares on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924.

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

A summary of the status of the stock option plan as of November 30, 2018, and May 31, 2018, and changes during the periods are presented below:

	Six months ended November 30, 2018		Year ended May 31, 2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	9,861,900	$0.85	8,846,900	$0.87
Granted	4,520,000	2.06	1,840,000	0.77
Exercised	(4,036,900)	(0.86)	(256,660)	(0.66)
Forfeited	(30,000)	(0.96)	(568,340)	(0.93)

Balance, end of the period	10,315,000	$1.38	9,861,900	$0.85

The weighted average remaining contractual life of options outstanding at November 30, 2018, 2018 was 3.52 years (May 31, 2018 - 1.74 years).

Stock options outstanding are as follows:

	November 30, 2018			May 31, 2018
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

September 19, 2017*	$0.96	-	-	$0.96	1,966,900	1,966,900
August 16, 2018*	$0.76	-	-	$0.76	2,095,000	2,095,000
September 8, 2019	$1.40	1,250,000	1,250,000	$1.40	1,250,000	1,250,000
September 9, 2020	$0.46	620,000	620,000	$0.46	625,000	625,000
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	1,085,000	1,085,000	$0.91	1,085,000	722,610
July 31, 2022	$0.77	1,840,000	612,720	$0.77	1,840,000	-
November 19, 2023	$2.06	4,520,000	-	$-	-	-

		10,315,000	4,567,720		9,861,900	7,659,510

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $6,939,946 (2017 - $951,067), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the six months ended November 30,	2018	2017

Risk-free interest rate	2.28%	1.65%
Expected life of options (years)	5	5
Annualized volatility	73.69%	79.14%
Dividend yield	0%	0%
Exercise price	$2.06	$0.77

Fair value per share	$1.54	$0.52

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the six months ended November 30,	2018	2017

Consulting fees	$140,189	$157,258
Exploration expenditures - Geological/geophysical	27,661	27,179
Investor relations	42,106	47,772
Professional fees	3,000	3,732
Wages and benefits	96,413	112,129

	$309,369	$348,070

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the six months ended November 30,	2018	2017

Consulting fees to CFO	$45,000	$40,000
Wages and benefits to CEO and COO	360,007	285,934
Directors fees (included in consulting fees)	67,500	70,500
Stock-based compensation to related parties	217,797	262,035

	$690,304	$658,469

As at November 30, 2018, included in accounts payable and accrued liabilities was $1,098 (May 31, 2018 - $15,537) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

November 30, 2018
Capitalized acquisition costs	$-	$5,491,241	$5,491,241
Property and equipment	$9,520	$42,445	$51,965

May 31, 2018
Capitalized acquisition costs	$-	$5,238,789	$5,238,789
Property and equipment	$11,200	$45,290	$56,490

For the period ended November 30,	2018	2017

Net loss for the period - Canada	$(1,366,653)	$(1,201,985)
Net loss for the period - United States	(3,742,573)	(2,980,062)

Net loss for the period	$(5,109,226)	$(4,182,047)

8.	SUBSIDIARIES

Significant subsidiaries for the six months ended November 30, 2018 and 2017 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2018	The Company’s effective interest for 2017

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended November 30,	2018	2017

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$59,500	$847,000
Reclassification of contributed surplus on exercise of stock options	$2,736,339	$123,302

10.	SUBSEQUENT EVENT

On December 20, 2018, the Company closed a private placement equity financing and issued 800,000 common shares at a price of $2.60 per common share for gross proceeds of $2,080,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the six months ended November 30, 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES AND HISTORICAL ESTIMATES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”) and interests in the Mother Lode Property (“MLP” or “Mother Lode”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary economic assessment included in the Technical Report on the NBP is preliminary in nature and includes Inferred Mineral Resources that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. It cannot be assumed that all, or any part, of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such Inferred Mineral Resources at the NBP will ever be realized. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable. Readers should refer to the Technical Report for additional information.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;

•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP and the MLP;

•	the Company’s estimates of the quality and quantity of the Mineral Resources at its mineral properties;

•	the timing and cost of planned exploration programs of the Company, and the timing of the receipt of results therefrom;

•	the Company’s future cash requirements and use of proceeds of sales;

•	general business and economic conditions;

•	the Company’s ability to meet its financial obligations as they come due, and the ability to raise the necessary funds to continue operations;

•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;

•	the potential for the existence or location of additional high-grade veins at the NBP, or high-grade mineralization at the MLP;

•	the potential to expand Company’s existing deposits and discover new deposits;

•	the potential for any delineation of higher grade mineralization at the NBP or MLP;

•	the potential for there to be one or more additional vein zones;

•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;

•	the potential for the NBP or the MLP mineralization systems to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery;

•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure;

•	that the Company will operate at a loss;

•	that the Company will need to scale back anticipated costs and activities or raise additional funds;

•	that the Company will have to raise substantial additional capital to accomplish its business plan over the next couple of years;

•	the historic estimates of the MLP as an indication of the presence of mineralization;

•	the estimated reclamation and asset retirement costs;

•	the plans related to the potential development of the MLP and the NBP; and

•	the MLP work plan and mine development plan/program.

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

Current Business Activities

General

The Company’s material mineral property is the NBP, an advanced exploration stage project in Nevada which has a number of high-priority, bulk tonnage and high-grade vein targets (held through Corvus Nevada, a Nevada subsidiary). In addition to the NBP, the Company acquired the MLP in June 2017, which is located approximately 12 miles to the south east of the NBP. The MLP was mined in the late 1980s and has substantial gold mineralization remaining unexploited extending to the north of the existing open pit mine.

The primary focus of the Company will be to leverage its exploration expertise to expand its existing deposits and discover major new gold deposits. Other than with respect to the ongoing exploration of the MLP and NBP, the Company’s strategy is to leverage its other non-core assets by maintaining a retained royalty.

Highlights of activities during the period and to the date of this MD&A include:

•	Phase I and II of the MLP drill program were completed by late July 2018 and provided 78 holes to the Mineral Resource estimate.
•	A maiden Mineral Resource* estimation was completed for the MLP using the Corvus Phase I and II drilling data plus qualified historical drilling data, and released on September 18, 2018 (see NR18-15) and subsequently included in the Technical Report (as defined below)*. Highlights of the MLP Mineral Resource estimation are as follows:
o	total of 1.16Mozs of gold in the Measured and Indicated Mineral Resource category with 0.24Mozs gold in the Inferred Mineral Resource category. 83% of resource is Measured and Indicated Mineral Resource (“M&I”);
o	total M&I Mill Mineral Resource of 733,000 ounces of gold at an average grade of 1.72 g/t gold in 13.2Mt and an Inferred Mineral Resource of 112,000 ounces of gold at an average grade of 1.6 g/t gold in 2.17Mt;

o	total M&I , oxide, Run of Mine, Heap Leach Mineral Resource of 427,000 ounces gold at avg. grade of 0.33 g/t gold in 40Mt & Inferred Mineral Resource of 129,000 ounces gold at avg. grade of 0.29 g/t gold in 14.1Mt; and
o	pit constrained deposit has an overall strip ratio of 2.68-1.
•	An updated NI 43-101 technical report titled “Technical Report and Preliminary Economic Assessment for the Integrated Mother Lode and North Bullfrog Projects, Bullfrog Mining District, Nye County, Nevada” (dated November 1, 2018 and amended on November 8, 2018) is available on SEDAR and was produced for an integrated mining operation of the NBP and MLP gold deposits (the “Technical Report”).
•	The conceptual configuration assumed open pit mining at both the NBP and the MLP, with mill grade mineralization treated at a central mill facility at the MLP with a throughput of 8200 tonnes/day. The NBP vein and vein stockwork, and sulphide mineralization would be trucked to the MLP using Highway 95. The mill would have a circuit that would allow gravity-CIL processing of non-sulphide mineralization or concentration with pressure oxidation of concentrate followed by CIL leaching of the pressure oxidation residue for sulphide mineralization from MLP and NBP.
•	Heap leach pads would be constructed for oxide mineralization treatment at both the NBP and the MLP. Gold-loaded carbon produced at the NBP would be trucked to the MLP mill for recovery and refining.
•	Phase III of the MLP drill program began on July 24, 2018, with a total of 16 RC holes drilled for 5,000 m by the end of December.
•	Environmental Assessment and Plan of Operations documents for the expanded exploration of the MLP were accepted by the Bureau of Land Management (“BLM”) and the Public review process was started in December 2018.
•	BLM issued Notices of Intent for exploration drilling at the Willy’s and Sawtooth targets.
•	Baseline characterization activities at the NBP continued with the water quality sampling of monitor wells and springs, and Noxious Weed Survey documents. Meteorological monitoring reports were submitted to the Nevada Department of Environmental Protection quarterly.
•	The MLP water production well, MW-4, was examined with a video borehole camera and found to be in good condition. An electric pump and internal casing was installed in November 2018, and the well was pump tested. A re-completion report was submitted to the Nevada Division of Water Resources.
•	A water production well was developed in the northeastern corner of the NBP in Sarcobatus Flats to a depth of 510 feet. The well produced substantial water during compressed air drilling, estimated to be +300 gallons per minute. A small electrical pumping system has been installed, capable of producing 50 gallons per minute, and a drill water tank facility was constructed for future exploration drilling,

* - Cautionary Note to U.S. Investors: The Technical Report uses the terms “Mineral Resource,” “Measured Mineral Resource,” “Indicated Mineral Resource” and “Inferred Mineral Resource”. We reference the Technical Report in this report for informational purposes only, and the Technical Report is not incorporated herein by reference. Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves. See Cautionary Note Regarding to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves above.

Corporate Financial Activities

The Company announced the completion of a $4,500,002 non-brokered private placement on June 7, 2018, where the Company issued 1,730,770 common shares at a price of $2.60 per common share to a key strategic shareholder. The Company expects that the proceeds of this financing will fund the Company’s planned 2019 exploration program at its MLP. In addition, in November 2018, the Company issued 4,036,900 common shares on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924. On December 20, 2018, the Company announced the completion of a $2,080,000 non-brokered private placement, where the Company issued 800,000 common shares at a price of $2.60 per common share to a key strategic shareholder.

Nevada Properties

NBP and MLP

Our principal mineral properties are the NBP and the MLP, which form a unified gold exploration project (the “NBP-MLP”) located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills and Bare Mountains to the east, north and west of the town of Beatty. The NBP-MLP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. The Technical Report is available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov, which describes the integration of the two properties into a single mining operation. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding Mineral Resources that are not SEC Industry Guide 7 compliant proven or probable reserves. See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The following disclosure is derived, in part, and supported by the Technical Report.

The NBP-MLP is located in the Bullfrog Hills and Bare Mountains of northwestern Nye County, Nevada (Figure 1). The NBP covers about 7,223 hectares of patented and unpatented mining claims in Sections 20, 21, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 11, 12, 13, and 14 of T11S, R46E; section 31 of T10S, R47E; and sections 6, 9, 15, 16, and 17 T11S, R47E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode mining claims (Figure 1). Corvus Nevada owns an additional five patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sacrobatus hydrographic basin (Basin 146). During October 2018, the NBP property was extended to the south by locating the GAP claims, which consist of 190 Federal Lode mining claims extending south from the previous southwest boundary of the NBP.

Figure 1. Property Map showing the Location of the NBP and the MLP with respect to the town of Beatty, NV.

Studies at the NBP have been focused on the integration of the NBP and the newly acquired MLP into a single mining operation. The Technical Report describing the integrated NBP-MLP dated November 1, 2018 and amended November 8, 2018 is available on SEDAR.

MLP Activities

On June 9, 2017, the Company acquired the MLP, whose location is shown on the map in Figure 1, and which is located approximately six kilometres east of Beatty, Nevada, in Nye County. The MLP is in the Bare Mountain District, and was previously mined by U.S. Nevada Gold Search Inc. The Company acquired the thirteen Federal mining claims comprising the MLP from Goldcorp USA. The Company staked an additional 105 claims (the MN claim group) to the northwest of the MLP claims and an additional 22 claims (the ME claim group) to the east of the MLP claims. The MN claim group was expanded again by an additional 54 claims during Q3 2017-2018, as surface exploration work revealed potential for mineralized targets similar to previously defined systems immediately to the south. An additional 255 MN claims were added in Q1 2018-2019 extending the MLP north to connect with the southeast end of the NBP.

The MLP is located in the northern Bare Mountain area of northwestern Nye County, Nevada. Figure 1 shows the MLP land position defined by unpatented lode mining claims in purple. The location of the property is indicated by the coordinate grid on the map which is in the UTM metres, NAD27, Zone 11 coordinate system. The MLP consists of approximately 3,590 hectares (8,872 acres) of unpatented lode mining claims located in Sections 10, 11, 14, 15, 22, 23, 26, 27, 34, 35 and 36 of T11S, R47E; Sections 1, 2, 3, 9, 10, 11, 12, and 13 of T12S, R47E; and Sections 6, 7, 8, 9, 16, 17 and 18 of T12S, R48E, Mount Diablo Base and Meridian. Corvus owns, through its wholly-owned subsidiary, Mother Lode Mining Company LLC, the historic MLP which consisted of thirteen unpatented lode mining claims. The MN and ME claim groups were staked by Corvus in 2017 and have been expanded to the north in 2018, connecting to the southeast corner of NBP (Figure 1). The Mother Lode, MN and ME claim groups are also 100% owned by Corvus.

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

The Phase I and II drilling was used to verify and supplement the historic drill data and have been used as the basis for a maiden Mineral Resource estimation that was announced on September 18, 2018 (NR18-15). Preliminary results for 52 holes have been released between October 11, 2017 and April 5, 2018, consisting of intervals in each hole with significant gold mineralization. Results for holes ML17-001 to -015 were reported in NR17-13 (October 11, 2017), NR17-15 (October 25, 2017), NR17-17 (November 7, 2017) and NR17-19 (December 12, 2017). Refer to news releases NR18-1 (January 10, 2018), NR18-2 (January 18, 2018), NR18-3 (February 1, 2018), NR18-5 (February 22, 2018), NR18-6 (March 1, 2018), NR18-7 (March 22, 2018), NR18-8 (April 5, 2018), NR18-9 (April 25, 2018), NR18-10 (May 24, 2018), NR18-12 (June 13, 2018), NR18-13 (July 12, 2018), and NR18-14 (September 5, 2018) for information on assay results, data verification, drilling parameters and locations of the drill holes..

Mother Lode Metallurgical Test Program

Metallurgical test work had been performed during the historical mining at Mother Lode and Daisy Projects during the period 1987-1999. Both of those projects had focused on mining of oxidized mineralization and historical metallurgical testing data was available, as well as production histories on gold recovery from the heap leach facilities. Both projects had recognized the existence of substantial sulphide mineralization that was not amenable to heap leaching and had performed preliminary studies on BioOx as a potential technology to allow processing of the sulphide mineralization.

During 2018, fresh materials from core and field duplicates from the MLP RC drilling were obtained and composites developed for oxide material, two sulphide materials, and for comminution tests. The sulfide materials were predominantly associated with the two different geologic units; Tip1 – a porphyritic rhyolite intrusive, and Tjvs – sediments of Joshua Hollow.

The 2018 test program took place at McClelland Laboratories, Inc., Hazen Research, Inc. and Resource Development, Inc.

Three metallurgical composites were prepared from drill hole reject samples to represent oxide material, sulfide material, type Tip1, and sulfide material type Tjvs. The samples comprising these composites were RC drill duplicate samples and were nominally minus 6.3 mm (1/4" in.) size.

Two additional composites were prepared for comminution testing. The samples were half-HQ core, nominally 25.4 mm (1") diameter in size.

A separate set of 52 oxide samples were investigated for preg-rob assaying, as well as a series of bottle roll tests to demonstrate CN gold recovery.

McClelland Laboratories completed:

•	Head Analyses: conducted on the three metallurgical composites included fire assay, cyanide shake analysis, carbon and sulfur speciation analyses, and diagnostic leach tests.

•	Comminution Testing: a crusher work index, abrasion index and ball mill work index test was conducted on each of the two comminution composites.

•	Gravity Concentration Testing: a whole sample gravity concentration test was conducted on each of the two sulfide composites to determine response to whole sample gravity concentration at a P80-75µm feed size.

•	Flotation Testing: whole sample rougher flotation testing was conducted on the two sulfide composites. Parameters evaluated included feed size, reagent schemes, solids density and desliming before flotation. Bulk, 14 kg, flotation tests were also conducted to generate concentrate for ultra-fine grinding/cyanidation testing and concentrate oxidation tests.

•	Flotation Product Cyanidation Testing: Flotation concentrate from bulk whole flotation tests conducted on the sulfide composites. Concentrate samples were sent to ALS Minerals (Kamloops) for ultra-fine grinding (“UFG”) to generate feeds for cyanidation leach tests. Duplicate cyanidation tests, both with and without activated carbon added, were conducted on the reground concentrate from each composite. Bottle roll cyanidation tests were also conducted on flotation tailings from three selected tests.

•	Bulk Gravity Concentration/Flotation Testing: a bulk (49 kg) gravity concentration test was conducted on each of the two sulfide composites at a P80 -75µm feed size, using a Knelson concentrator to generate concentrate and feed for bulk flotation testing. The resulting gravity concentrate was cleaned by panning. The resulting cleaner tails and rougher tails were recombined and used as feed for a bulk flotation test.

•	Rougher flotation: this was conducted on each of the two gravity tailings to generate concentrate for testing. The gravity cleaner concentrates and flotation rougher concentrates were combined for down-stream process testing.

•	Acid base accounting testing: The testing was also completed on the corresponding flotation tailings.

Additionally,

•	Concentrate roasting tests and cyanidation of roasted residues: this was completed at Hazen Research Inc.

•	Concentrate pressure oxidation and cyanidation of residues: this was completed at Research Development Incorporated, RDi.

•	Atmospheric alkaline oxidation and cyanidation of residues: this was completed at Hazen Research Inc.

•	Biological Oxidation tests are underway and results are pending.

NBP-MLP Project Activities

NBP Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. Water quality monitoring wells and surface springs were sampled in July and December 2018.

The required annual Noxious Weed survey was reported in November, and the survey results did not indicate the presence of any noxious weed at the NBP site. The survey is performed annually and inspects the areas previously disturbed by Corvus exploration activities.

The Company operated a meteorological monitoring station at NBP and submitted its latest quarterly report to the Nevada Division of Environmental Protection in September 2018.

The Sarcobatus water rights have been renewed for the 2018-2019 period. Quarterly pump tests have been performed and the production volumes reported to Nevada Division of Water Resources. A temporary change of use to mining application was granted by the Nevada Division of Water Resources in 2018. The extraction point of 80 acre-feet of the water was transferred to the NBP to support future exploration operations, and a production water well was drilled in the northwest corner of the NBP, in the Sarcobatus Valley.

MLP Activities

Baseline data collection work to support the preparation of an Environmental Assessment (“EA”) for an expanded exploration project at Mother Lode was completed during 2018. The EA document and a Plan of Operations document have been reviewed and accepted by the BLM. The public comment period began in December, and is expected to require 30 days.

The historic Mother Lode water production well MW-4 was surveyed by video camera in November 2018 and found to be in serviceable condition. Pumping equipment was installed in November and approximately 6000 gallons of water was produced at a rate of 110 gpm. A completion report was submitted to Nevada Division of Water Resources.

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

Carl E. Brechtel (Colorado PE 23212, Nevada PE 008744 and Registered Member 353000 of SME), a qualified person as defined by NI 43-101, has coordinated execution of the technical work and has reviewed and approved the disclosure in this Report on Form 10-Q related thereto. Mr. Brechtel is not independent of the Company, as he is the Chief Operating Officer and holds Common Shares and incentive stock options in Corvus.

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

Mr. Scott E. Wilson, CPG (10965), Registered Member of SME (4025107) and President of Resource Development Associates Inc., is an independent consulting geologist specializing in Mineral Reserve and Mineral Resource calculation reporting, mining project analysis and due diligence evaluations. He has acted as the Qualified Person, as defined in NI 43-101, for the Mineral Resource estimate and the Technical Report. Mr. Wilson has over 29 years of experience in surface mining, resource estimation and strategic mine planning. Mr. Wilson and Resource Development Associates Inc. are independent of the Company under NI 43-101. Mr. Wilson, a Qualified Person, has verified the data underlying the information disclosed herein by reviewing the reports of AAL and all procedures undertaken for QA/QC. All matters were consistent and accurate accordingly to his professional judgment. There were no limitations on the verification process.

For additional information on the NBP-MLP, including information relating to exploration, data verification and the Mineral Resource estimates, see the Technical Report, which is available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding Mineral Resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Results of Operations

Six months ended November 30, 2018 Compared to Six months ended November 30, 2017

For the six months ended November 30, 2018, the Company had a net loss of $5,109,226 compared to a net loss of $4,182,047 in the comparative period of the prior year. Included in net loss was $309,369 (2017 - $348,070) in stock-based compensation charges which is a result of stock options granted during the current period and previously granted stock options which vested during the period. The increase in loss of $927,179 in the six month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $3,146,799 incurred in the current period compared to $2,451,948 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase in exploration expenditures in the current period compared with the comparative period of the prior year as the Company secured additional financing in June 2018 and focused its exploration efforts on the NBP-MLP. Management expects exploration expenditures to continue to increase moving forward.

Consulting expenses decreased to $270,689 (2017 - $285,758) mainly due to a decrease in stock-based compensation charges of $140,189 during the current period compared to $157,258 in the comparative period of the prior year.

Investor relations expenses increased to $687,725 (2017 - $389,925) mainly due to an increase in advertising and marketing during the current period as part of the Company’s efforts to secure additional financing and financial advisory fees. The increase was offset by a decrease in investor relations-related travels and a decrease in stock-based compensation charges of $42,106 during the current period compared to $47,772 in the comparative period of the prior year.

Office expenses decreased to $60,255 (2017 - $77,984) and rent expenses decreased to $36,686 (2017 - $62,243) mainly due to the Company moving its Denver office location in the comparative period of the prior year.

Professional fees increased to $157,432 (2017 - $99,825) due to the professional fees incurred for updating the tax model for the Technical Report and the adjustment of prior years’ audit overaccrual. The increase was offset by a decrease in stock-based compensation charges of $3,000 during the current period compared to $3,732 in the comparative period of the prior year.

Regulatory expenses increased to $69,451 (2017 - $38,533) mainly due to an increase in share prices which resulted in an increase to the reporting issuer participation fee which is calculated based on share prices.

Wages and benefits increased to $547,036 (2017 - $462,170) mainly due to an increase of $100,582 in wages and benefits in the current period mainly as a result of increase in wages to the CEO of the Company and increase in employee expenses. This increase was offset by a decrease in stock-based compensation charges of $96,413 during the current period compared to $112,129 in the comparative period of the prior year.

Other expense categories that reflected only moderate changes period over period were administration expenses of $215 (2017 - $211), depreciation expenses of $7,475 (2017 - $9,009), insurance expenses of $102,226 (2017 - $98,128), and travel expenses of $137,975 (2017 - $132,538).

Other items amounted to an income of $114,738 compared to a loss of $73,775 in the comparative period of the prior year. There was an increase in foreign exchange gain to $86,134 (2017 – loss of $79,897), which is the result of factors outside of the Company’s control and an increase in interest income to $28,604 (2017 - $6,122) as a result of more investment in cashable GIC’s as a result of proceeds from the June 2018 financing during the current period.

Three months ended November 30, 2018 Compared to Three months ended November 30, 2017

For the three months ended November 30, 2018, the Company had a net loss of $2,666,778 compared to a net loss of $2,555,882 in the comparative period of the prior year. Included in net loss was $145,001 (2017 - $189,432) in stock-based compensation charges which is a result of previously granted stock options which vested during the period. The decrease in loss of $110,896 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $1,493,699 incurred in the current period compared to $1,723,609 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to a decrease of $228,354 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company decreased exploration activities in the current period until further financing can be secured. In November 2018, the Company issued 4,036,900 common shares as a result of the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924.

Consulting fees decreased to $129,994 (2017 - $150,051) mainly due to a decrease in stock-based compensation charges of $64,744 during the current period compared to $87,301 in the comparative period of the prior year.

Investor relations expenses increased to $470,054 (2017 - $242,944) mainly due to an increase in advertising and marketing during the current period as part of the Company’s efforts to secure additional financing and financial advisory fees. The increase was offset by a decrease in investor relations-related travels and a decrease in stock-based compensation charges of $19,572 during the current period compared to $26,034 in the comparative period of the prior year.

Professional fees increased to $101,269 (2017- $42,570) mainly due to the professional fees incurred for updating the tax model for the Technical Report and the adjustment of prior years’ audit overaccrual. The increase was offset by decreased stock-based compensation charges of $1,179 during the current period compared to $1,848 in the comparative period of the prior year.

Regulatory expenses increased to $27,163 (2017 - $13,063) mainly due to an increase in share prices which resulted in an increase to the reporting issuer participation fee which is calculated based on share prices.

Rent expenses decreased to $18,479 (2017 - $33,349) mainly due to the Company moving its Denver office location in the comparative period of the prior year.

Wages and benefits increased to $289,817 (2017 - $223,945) mainly due to an increase of $79,059 in wages and benefits in the current period mainly as a result of increase in wages to the CEO of the company and employee expenses. This increase was offset by a decrease in stock-based compensation charges of $46,143 during the current period compared to $59,330 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $109 (2017 - $106), depreciation expenses of $3,802 (2017 - $4,695), insurance expenses of $50,597 (2017 - $48,280), office expenses of $36,847 (2017 - $37,809), and travel expenses of $99,746 (2017 - $106,394).

Other items amounted to an income of $54,798 compared to an income of $70,933 in the comparative period of the prior year. There was an increase in foreign exchange gain to $41,494 (2017 - $65,252), which is the result of factors outside of the Company’s control and an increase in interest income to $13,304 (2017 - $5,681) as a result of more investment in cashable GIC’s during the current period.

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

The Company has sustained significant losses from operations, has negative cash flows and has an ongoing requirement for capital investment to explore its mineral properties.  Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 20 months from the date the condensed interim consolidated financial statement are issued.

The Company reported cash and cash equivalents of $5,932,070 as at November 30, 2018 compared to $2,610,541 as at May 31, 2018. The change in cash position was the net result of $4,660,887 used for operating activities and $7,933,110 received from the private placement of common shares in June 2018 (net of share issue costs) and exercise of stock options during the period ended November 30, 2018.

As at November 30, 2018, the Company had working capital of $5,665,947 compared to working capital of $2,562,047 as at May 31, 2018. On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per share for gross proceeds of $4,500,002. During the second quarter of the year, an aggregate of 4,036,900 common shares were issued on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until July 31, 2020. Following July 31, 2020, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2021. The Company’s current anticipated operating expenses are $1,490,000 until May 31, 2019 and $3,830,000 until February 29, 2020. The Company’s anticipated monthly burn rate averages approximately $248,000 for December 2018 to May 2019, where approximately $225,000 is budgeted for administrative purposes and approximately $23,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. From December 2018 to February 2020, the Company’s anticipated monthly burn rate averages approximately $255,000, of which $218,000 is budgeted for administrative purposes and approximately $37,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of May 2020 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities at the NBP and the MLP on its currently anticipated scheduling.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require significant additional capital to fund our business plan” in the Company’s Annual Report on Form 10-K as filed with the SEC on August 27, 2018. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the NBP and the MLP to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2019/2020 fiscal year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2018 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of November 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended November 30, 2018 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 27, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Other than as reported below, all sales of unregistered equity securities during the period covered by this report were previously reported on Form 8-K.

On November 26, 2018, the Company issued 25,000 common shares in connection with the lease on the Mayflower property, with a fair value of $59,500. The common shares were issued pursuant to the terms of the mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships. The common shares were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based on the private nature of the transaction and the representations and warranties of the limited partnerships made to the Company.

Repurchase of Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six months period ended November 30, 2018, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott Wilson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at November 30, 2018 and May 31, 2018, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Six Months and Three Months ended November 30, 2018 and November 30, 2017, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2018 and November 30, 2017, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Six Months Ended November 30, 2018, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: January 10, 2019

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 10, 2019

