Form 10-Q
period 2019-02-28
Corvus Gold Inc.
filed 2019-04-02
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

As of April 2, 2019, the registrant had 110,847,845 common shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Expressed in Canadian dollars)

	February 28, 2019	May 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,117,107	$2,610,541
Accounts receivable	45,934	25,438
Prepaid expenses	391,875	256,772

Total current assets	5,554,916	2,892,751

Property and equipment (note 3)	47,787	56,490
Capitalized acquisition costs (note 4)	5,436,745	5,238,789

Total assets	$11,039,448	$8,188,030

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$39,987	$330,704

Total current liabilities	39,987	330,704

Asset retirement obligations (note 4)	374,642	366,641

Total liabilities	414,629	697,345

Shareholders’ equity
Share capital (note 5)	96,405,192	83,606,486
Contributed surplus (note 5)	11,256,524	13,030,715
Accumulated other comprehensive income - cumulative translation differences	1,228,951	1,123,410
Deficit accumulated during the exploration stage	(98,265,848)	(90,269,926)

Total shareholders’ equity	10,624,819	7,490,685

Total liabilities and shareholders’ equity	$11,039,448	$8,188,030

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended February 28,		Nine months ended February 28,
	2019	2018	2019	2018

Operating Expenses
Administration	$108	$105	$323	$316
Consulting fees (notes 5 and 6)	393,195	183,224	663,884	468,982
Depreciation (note 3)	3,787	4,468	11,262	13,477
Exploration expenditures (notes 4 and 5)	1,071,392	1,623,436	4,218,191	4,075,384
Insurance	55,565	49,151	157,791	147,279
Investor relations (notes 5 and 6)	315,115	226,370	1,002,840	616,295
Office and miscellaneous	25,679	30,453	85,934	108,437
Professional fees (note 5)	109,969	94,610	267,401	194,435
Regulatory	32,930	47,778	102,381	86,311
Rent	18,835	17,241	55,521	79,484
Travel	50,364	31,422	188,339	163,960
Wages and benefits (notes 5 and 6)	788,617	570,899	1,335,653	1,033,069

Total operating expenses	(2,865,556)	(2,879,157)	(8,089,520)	(6,987,429)

Other income (expense)
Interest income	26,337	6,445	54,941	12,567
Foreign exchange gain (loss)	(47,477)	(58,884)	38,657	(138,781)

Total other income (expense)	(21,140)	(52,439)	93,598	(126,214)

Net loss for the period	(2,886,696)	(2,931,596)	(7,995,922)	(7,113,643)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(41,777)	(38,904)	105,541	(287,646)

Comprehensive loss for the period	$(2,928,473)	$(2,970,500)	$(7,890,381)	$(7,401,289)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Weighted average number of shares outstanding	110,678,956	103,961,579	107,735,881	100,301,808

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 28,

	2019	2018

Operating activities
Net loss for the period	$(7,995,922)	$(7,113,643)
Add items not affecting cash:
Depreciation	11,262	13,477
Stock-based compensation (note 5)	962,148	508,865
Foreign exchange gain (loss)	(38,657)	138,781
Changes in non-cash items:
Accounts receivable	(20,496)	(13,292)
Prepaid expenses	(135,103)	(69,340)
Accounts payable and accrued liabilities	(290,717)	56,231

Cash used in operating activities	(7,507,485)	(6,478,921)

Financing activities
Cash received from issuance of shares	10,033,926	10,073,362
Share issuance costs	(31,059)	(107,348)

Cash provided by financing activities	10,002,867	9,966,014

Investing activities
Expenditures on property and equipment	(1,769)	(7,710)
Capitalized acquisition costs	(47,318)	(38,384)

Cash used in investing activities	(49,087)	(46,094)

Effect of foreign exchange on cash	60,271	(170,097)

Increase in cash and cash equivalents	2,506,566	3,270,902

Cash and cash equivalents, beginning of the period	2,610,541	1,300,553

Cash and cash equivalents, end of the period	$5,117,107	$4,571,455

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 28, 2019

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2018	104,255,175	$83,606,486	$13,030,715	$1,123,410	$(90,269,926)	$7,490,685

Net loss for the period	—	—	—	—	(7,995,922)	(7,995,922)
Shares issued for cash
Private placement	2,530,770	6,580,002	—	—	—	6,580,002
Exercise of stock options	4,036,900	3,453,924	—	—	—	3,453,924
Share issued for capitalized acquisition costs	25,000	59,500	—	—	—	59,500
Other comprehensive income (loss)
Exchange difference on translating foreign operations	—	—	—	105,541	—	105,541
Share issuance costs	—	(31,059)	—	—	—	(31,059)
Reclassification of contributed surplus on exercise of stock options	—	2,736,339	(2,736,339)	—	—	—
Stock-based compensation	—	—	962,148	—	—	962,148

Balance, February 28, 2019	110,847,845	$96,405,192	$11,256,524	$1,228,951	$(98,265,848)	$10,624,819

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At February 28, 2019, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at February 28, 2019, the Company had working capital of $5,514,929 compared to working capital of $2,562,047 as at May 31, 2018.  On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per common share for gross proceeds of $4,500,002. In November of 2018, the Company issued 4,036,900 common shares on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924. On December 20, 2018, the Company closed a non-brokered private placement equity financing and issued 800,000 common shares at a price of $2.60 per common share for gross proceeds of $2,080,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 17 months from the date the condensed interim consolidated financial statements are issued.

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

Basis of presentation

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2018 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at February 28, 2019 and the results of its operations for the nine months then ended. Operating results for the nine months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019. The 2018 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended February 28, 2019, 10,315,000 outstanding stock options (2018 - 9,861,900) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2018	$83,619	$88,328	$64,740	$236,687
Additions	1,769	—	—	1,769
Currency translation adjustments	1,035	1,507	1,105	3,647

Balance, February 28, 2019	$86,423	$89,835	$65,845	$242,103

Depreciation
Balance, May 31, 2018	$60,144	$79,178	$40,875	$180,197
Depreciation for the period	5,530	2,092	3,640	11,262
Currency translation adjustments	806	1,352	699	2,857

Balance, February 28, 2019	$66,480	$82,622	$45,214	$194,316

Carrying amounts

Balance, May 31, 2018	$23,475	$9,150	$23,865	$56,490

Balance, February 28, 2019	$19,943	$7,213	$20,631	$47,787

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Balance, May 31, 2018	$4,428,752	$810,037	$5,238,789

Cash payments (note 4a)(ii)(1)	47,318	—	47,318
Shares issued (note 4a)(ii)(1)	59,500	—	59,500
Asset retirement obligations	—	1,742	1,742
Currency translation adjustments	75,567	13,829	89,396

Balance, February 28, 2019	$4,611,137	$825,608	$5,436,745

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 28, 2019:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$2,990	$439,889	$442,879
Drilling	1,239	1,438,354	1,439,593
Equipment rental	—	49,655	49,655
Field costs	356	187,757	188,113
Geological/ Geophysical	28,362	483,319	511,681
Land maintenance & tenure	337,178	258,274	595,452
Permits	7,546	90,907	98,453
Studies	85,578	719,095	804,673
Travel	3,731	83,961	87,692

Total expenditures for the period	$466,980	$3,751,211	$4,218,191

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 28, 2018:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$44,148	$576,806	$620,954
Drilling	(3,265)	1,423,671	1,420,406
Equipment rental	15,698	65,678	81,376
Field costs	32,121	236,373	268,494
Geological/ Geophysical	66,473	456,948	523,421
Land maintenance & tenure	267,977	125,699	393,676
Permits	6,395	92,254	98,649
Studies	473,213	115,415	588,628
Travel	10,243	69,537	79,780

Total expenditures for the period	$913,003	$3,162,381	$4,075,384

a)	North Bullfrog Project, Nevada

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

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

°	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. The lease will continue for as long thereafter as the property is in commercial production or, alternatively, for an additional three years if Corvus Nevada makes advance minimum royalty payments of USD 100,000 per year (which are recoupable against actual production royalties). Pursuant to an extension agreement dated January 15, 2016 and fully executed and effective as of November 22, 2017, the parties agreed to extend the lease and option granted for an additional ten years with the same lease payment terms.

°	Lease Payments: USD 5,000 (paid) and 25,000 common shares of ITH (delivered) following regulatory acceptance of the transaction; and an additional USD 5,000 and 20,000 common shares on each of the first through fourth lease anniversaries (paid and issued). Pursuant to an agreement with the lessors, in lieu of the 20,000 ITH common shares due December 1, 2010, Corvus Nevada paid USD 108,750 on November 10, 2010 and delivered 46,250 common shares of the Company on December 2, 2010. If Corvus Nevada elects to extend the lease for a second five-year term, it will pay USD 10,000 and deliver 50,000 common shares of ITH upon election being made, and an additional 50,000 common shares of ITH on each of the fifth through ninth anniversaries (USD 10,000 paid on October 31, 2012 and 50,000 common shares of ITH delivered on October 25, 2012 paid with cash of $126,924; USD 10,000 paid on November 13, 2013 and 50,000 common shares of ITH delivered on November 25, 2013 paid with cash of $35,871; USD 10,000 paid on November 17, 2014 and 50,000 common shares of ITH delivered on November 7, 2014 paid with cash of $21,200; USD 10,000 paid on November 23, 2015 and 50,000 common shares of ITH delivered on November 5, 2015 paid with cash of $19,237; USD 10,000 paid on November 17, 2016 and 50,000 common shares of ITH, purchased for $53,447 in the market by the Company, were delivered on November 10, 2016; USD 10,000 paid on November 22, 2017 and 50,000 common shares of ITH, purchased for $25,655 in the market by the Company, were delivered on November 30, 2017; and USD 10,000 paid on November 15, 2018 and 50,000 common shares of ITH, purchased for $34,116 in the market by the Company, were delivered on November 6, 2018).

°	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company shall deliver a total of 85,000 common shares (issued) of the Company for the years 2011 to 2014 (2011: 10,000 common shares; 2012 to 2014: 25,000 common shares each year). All future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (issued 25,000 common shares of the Company on November 18, 2015; 25,000 shares of the Company on November 18, 2016; 25,000 shares of the Company on November 30, 2017 and 25,000 shares of the Company on November 26, 2018).

°	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years four to six (incurred), USD 300,000 for the years seven to ten (incurred) and USD 300,000 for the years 11 – 20 (incurred). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.

°	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% NSR if the average gold price is between USD 401 and USD 500 per ounce and 4% NSR if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, subject to extension for an additional ten years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 20,000 on execution (paid), USD 25,000 on each of March 1, 2012 (paid), 2013 (paid) and 2014 (paid), USD 30,000 on March 1, 2015 and each anniversary thereafter (paid to March 1, 2019), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the NSR royalty for USD 1,000,000 per 1%. If the lessee purchases the entire NSR royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 kilometres north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is three years with provision to extend the lease for an additional seven years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2019). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% NSR royalty. The lease also includes the option to purchase the property for USD 300,000.

b)	Mother Lode Property, Nevada

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $374,642 (USD 284,000) (May 31, 2018 - $366,641 (USD 283,000)). The fair value of the liability was determined to be equal to the estimated reclamation costs. Due to the early stage of the projects, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended February 28, 2019:

a)	On June 7, 2018, the Company closed a private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per common share for gross proceeds of $4,500,002. The Company paid an additional $14,605 in share issuance costs.

b)	On November 26, 2018, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 4a)(ii)(1)), with a fair value of $59,500. The Company paid $6,212 in share issuance costs.

c)	In November 2018, the Company issued 4,036,900 common shares on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924.

d)	On December 20, 2018, the Company closed a private placement equity financing and issued 800,000 common shares at a price of $2.60 per common share for gross proceeds of $2,080,000. The Company paid an additional $10,242 in share issuance costs.

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

A summary of the status of the stock option plan as of February 28, 2019, and May 31, 2018, and changes during the periods are presented below:

	Nine months ended February 28, 2019		Year ended May 31, 2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	9,861,900	$0.85	8,846,900	$0.87
Granted	4,520,000	2.06	1,840,000	0.77
Exercised	(4,036,900)	(0.86)	(256,660)	(0.66)
Forfeited	(30,000)	(0.96)	(568,340)	(0.93)

Balance, end of the period	10,315,000	$1.38	9,861,900	$0.85

The weighted average remaining contractual life of options outstanding at February 28, 2019 was 3.27 years (May 31, 2018 - 1.74 years).

Stock options outstanding are as follows:

	February 28, 2019			May 31, 2018
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Year- End

September 19, 2017*	$0.96	—	—	$0.96	1,966,900	1,966,900
August 16, 2018*	$0.76	—	—	$0.76	2,095,000	2,095,000
September 8, 2019	$1.40	1,250,000	1,250,000	$1.40	1,250,000	1,250,000
September 9, 2020	$0.46	620,000	620,000	$0.46	625,000	625,000
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	1,085,000	1,085,000	$0.91	1,085,000	722,610
July 31, 2022	$0.77	1,840,000	612,720	$0.77	1,840,000	—
November 19, 2023	$2.06	4,520,000	—	$—	—	—

		10,315,000	4,567,720		9,861,900	7,659,510

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $6,939,946 (2018 - $951,067), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the nine months ended Feburary 28,	2019	2018

Risk-free interest rate	2.28%	1.65%
Expected life of options (in years)	5	5
Annualized volatility	73.69%	79.14%
Dividend yield	0%	0%
Exercise price	$2.06	$0.77

Fair value per share	$1.54	$0.52

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the nine months ended Feburary 28,	2019	2018

Consulting fees	$423,134	$231,065
Exploration expenditures - Geological/geophysical	85,090	41,166
Investor relations	130,676	69,817
Professional fees	7,533	5,511
Wages and benefits	315,715	161,306

	$962,148	$508,865

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the nine months ended Feburary 28,	2019	2018

Consulting fees to CFO	$107,500	$101,667
Wages and benefits to CEO and COO	811,701	703,888
Directors fees (included in consulting fees)	101,250	104,250
Stock-based compensation to related parties	668,202	377,128

	$1,688,653	$1,286,933

As at February 28, 2019, included in accounts payable and accrued liabilities was $1,427 (May 31, 2018 - $15,537) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

February 28, 2019
Capitalized acquisition costs	$—	$5,436,745	$5,436,745
Property and equipment	$8,680	$39,107	$47,787

May 31, 2018
Capitalized acquisition costs	$—	$5,238,789	$5,238,789
Property and equipment	$11,200	$45,290	$56,490

For the period ended February 28,	2019	2018

Net loss for the period - Canada	$(2,594,785)	$(1,938,545)
Net loss for the period - United States	(5,401,137)	(5,175,098)

Net loss for the period	$(7,995,922)	$(7,113,643)

8.	SUBSIDIARIES

Significant subsidiaries for the nine months ended February 28, 2019 and 2018 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2019	The Company’s effective interest for 2018

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended February 28,	2019	2018

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid (received)	$—	$—
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$59,500	$847,000
Reclassification of contributed surplus on exercise of stock options	$2,736,339	$123,302

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the nine months ended February 28, 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

Corvus Gold Inc. (“we”, “us”, “our,” “Corvus” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The mineral estimates in the technical report entitled “Technical Report and Preliminary Economic Assessment for the Integrated Mother Lode and North Bullfrog Projects, Bullfrog Mining District, Nye County, Nevada”, dated November 1, 2018 and amended on November 8, 2018, with an effective date of September 18, 2018 (the “Technical Report”). referenced in this Quarterly Report on Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. As used in the Technical Report referenced in this Quarterly Report on Form 10-Q, the terms “Mineral Reserve”, “Proven Mineral Reserve” and “Probable Mineral Reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ materially from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES AND HISTORICAL ESTIMATES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”) and the Mother Lode Project (“MLP” or “Mother Lode”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary economic assessment included in the Technical Report on the NBP-MLP is preliminary in nature and includes Inferred Mineral Resources that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. It cannot be assumed that all, or any part, of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such Inferred Mineral Resources at the NBP and MLP will ever be realized. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable. Readers should refer to the Technical Report for additional information.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;

•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP and the MLP;

•	the Company’s estimates of the quality and quantity of the Mineral Resources at its mineral properties;

•	the timing and cost of planned exploration programs of the Company, and the timing of the receipt of results therefrom;

•	the Company’s future cash requirements and use of proceeds of sales;

•	general business and economic conditions;

•	the Company’s ability to meet its financial obligations as they come due, and the ability to raise the necessary funds to continue operations;

•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;

•	the potential for the existence or location of additional high-grade veins at the NBP, or high-grade mineralization at the MLP;

•	the potential to expand Company’s existing deposits and discover new deposits;

•	the potential for any delineation of higher grade mineralization at the NBP or MLP;

•	the potential for there to be one or more additional vein zones;

•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;

•	the potential for the NBP or the MLP mineralization systems to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery;

•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure;

•	that the Company will operate at a loss;

•	that the Company will need to scale back anticipated costs and activities or raise additional funds;

•	that the Company will have to raise substantial additional capital to accomplish its business plan over the next couple of years;

•	the historic estimates of the MLP as an indication of the presence of mineralization;

•	the estimated reclamation and asset retirement costs;

•	the plans related to the potential development of the MLP and the NBP; and

•	the NBP and MLP work plans and mine development plan/programs.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, as filed with the SEC on August 28, 2018, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

Current Business Activities

General

The Company’s material mineral properties are the NBP and the MLP, advanced exploration stage projects in Nevada which have a number of high-priority, bulk tonnage and high-grade vein targets (held through Corvus Nevada, a Nevada subsidiary). While exploring the NBP, the Company acquired the MLP in June 2017, which is located approximately 12 miles to the south east of the NBP. The MLP was mined in the late 1980s and has substantial gold mineralization remaining unexploited extending to the north of the existing open pit mine.

The primary focus of the Company will be to leverage its exploration expertise to expand its existing deposits and discover major new gold deposits. Other than with respect to the ongoing exploration of the MLP and NBP, the Company’s strategy is to leverage its other non-core assets by maintaining a retained royalty.

Highlights of activities during the period and to the date of this MD&A include:

•	Phase III of the MLP exploration drilling program commenced in July 2018, with 13,000 metres of RC drilling completed in 35 holes by the end of February 2019.
•	Metallurgical test work reported in the Technical Report was used as the basis for planning further flotation test work on Mother Lode sulphide mineralization. Samples of the MLP sulphide composites were shipped to Research Development Inc. in Wheatridge, CO for scoping tests.
•	Additional comments were received from Bureau of Land Management (“BLM”) on the Mother Lode Environmental Assessment (EA) document, and editing of the document continued.
•	Baseline characterization activities at the NBP continued with the water quality sampling of some of the monitor wells. The meteorological monitoring report was submitted to the Nevada Department of Environmental Protection for calendar Q4 2018.
•	Reports of Conveyance were submitted for the historical Mother Lode Water Permits and were confirmed by the Division of Water Resources. The two permits have a total combined duty not to exceed 144 acre-feet per year.

•	A video borehole log of the historical water well PW-2 was performed and it confirmed that the well was in good condition to a depth of 580 m. An application to transfer ½ of the historical water right 52847 to well PW-2 was submitted to the State Engineers office.
•	A pump test was performed on the Mother Lode water well MW-4 and on the Sarcobatus water well, and the quarterly production volumes were reported to the State Engineers office.
•	Mother Lode water well MW-3 was re-completed and a pump test performed.
•	Continuation of the North Bullfrog Baseline Characterization Notice of Intent was requested and the Reclamation Cost Estimate was updated and submitted to BLM.

Corporate Financial Activities

On December 20, 2018, the Company announced the completion of a $2,080,000 non-brokered private placement, where the Company issued 800,000 common shares at a price of $2.60 per common share to a key strategic shareholder. Proceeds of the financing is expected to fund an expanded exploration program at both the MLP and NBP.

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

The NBP-MLP is located in the Bullfrog Hills and Bare Mountains of northwestern Nye County, Nevada (Figure 1). The NBP covers about 7,223 hectares of patented and unpatented mining claims in Sections 20, 21, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 11, 12, 13, and 14 of T11S, R46E; section 31 of T10S, R47E; and sections 6, 9, 15, 16, and 17 T11S, R47E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode mining claims (see Private Land Leases in Figure 1). Corvus Nevada owns an additional five patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sacrobatus hydrographic basin (Basin 146). During October 2018, the NBP property was extended to the south by locating the GAP claims, which consist of 190 Federal Lode mining claims extending south from the previous southwest boundary of the NBP.

North Bullfrog Claims
N
Gap Claims
Mother Lode Claims
Beatty
Grid UTm NAD 27 Z11
4,100,000 mN
4,098,000 mN
4,096,000 mN
4,094,000 mN
4,092,000 mN
4,090,000 mN
4,088,000 mN
4,086,000 mN
4,084,000 mN
_pit_boundary_property_trans.TAB

Figure 1. Property Map showing the Location of the NBP and the MLP with respect to the town of Beatty, NV.

Studies at the NBP have been focused on the integration of the NBP and the newly acquired MLP into a single mining operation. The Technical Report describing the integrated NBP-MLP dated November 1, 2018 and amended November 8, 2018 is available on SEDAR.

MLP Drilling Activities

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

The MLP is located in the northern Bare Mountain area of northwestern Nye County, Nevada. Figure 1 shows the MLP land position defined by unpatented lode mining claims in purple. The location of the property is indicated by the coordinate grid on the map which is in the UTM metres, NAD27, Zone 11 coordinate system. The MLP consists of approximately 3,590 hectares (8,872 acres) of unpatented lode mining claims located in Sections 10, 11, 14, 15, 22, 23, 26, 27, 34, 35 and 36 of T11S, R47E; Sections 1, 2, 3, 9, 10, 11, 12, and 13 of T12S, R47E; and Sections 6, 7, 8, 9, 16, 17 and 18 of T12S, R48E, Mount Diablo Base and Meridian. Corvus owns, through its wholly-owned subsidiary, Mother Lode Mining Company LLC, the historic MLP which consisted of thirteen unpatented lode mining claims. The MN and ME claim groups were staked by Corvus in 2017 and the MN claims group was expanded to the north in 2018, connecting to the southeast corner of NBP (Figure 1). The Mother Lode, MN and ME claim groups are 100% owned by Corvus.

The Company began its Phase I MLP drill program which utilized up to three drill rigs (two reverse circulation and one core), in September 2017. The initial program completed 13,000 metres of drilling and focused on confirming the existing 172-hole database consisting of drilling results developed by previous exploration companies and mine operators at the MLP site. The initial program addressed resource expansion and exploration targets in four main zones of historic mineralization. Phase II of the MLP drilling program began in early January 2018 with a single RC drilling rig completing an additional 43 holes for 13,386 metres. Phase III drilling began in late July 2018, with an additional 35 holes and 13,000 m of drilling completed to the end of February 2019.

The Phase I and II drilling was used to verify and supplement the historic drill data and have been used as the basis for a maiden Mineral Resource estimation that was announced on September 18, 2018 (NR18-15). Preliminary results for 52 holes were released between October 11, 2017 and April 5, 2018, consisting of intervals in each hole with significant gold mineralization. Results for holes ML17-001 to -015 were reported in NR17-13 (October 11, 2017), NR17-15 (October 25, 2017), NR17-17 (November 7, 2017) and NR17-19 (December 12, 2017). Refer to news releases NR18-1 (January 10, 2018), NR18-2 (January 18, 2018), NR18-3 (February 1, 2018), NR18-5 (February 22, 2018), NR18-6 (March 1, 2018), NR18-7 (March 22, 2018), NR18-8 (April 5, 2018), NR18-9 (April 25, 2018), NR18-10 (May 24, 2018), NR18-12 (June 13, 2018), NR18-13 (July 12, 2018), and NR18-14 (September 5, 2018) for information on assay results and locations of the drill holes ML17-16 to ML18-78.

Phase III assay results and locations for holes ML18-079 to ML18-95 and ML18-99 to ML18-103 were reported in NR 18-16 (October 2, 2018), NR 18-17 (October 17, 2018), NR 19-01 (January 10, 2019), NR 19-02 (January 22, 2019) and NR 19-03 (February 21, 2019). Drilling operations at MLP were stopped in December for the holiday break, and were re-started on January 8, 2019. Up until the end of February 2019, the Company completed 10 additional RC holes for 3,828 metres.

Mother Lode Metallurgical Test Program

Preliminary metallurgical test work, performed on drill samples, were reported in the Technical Report. The testing included scoping level tests of flotation concentration, pressure oxidation of the concentrate, roasting of the concentrate, atmospheric alkaline oxidation of the concentrate and biologic oxidation of the concentrate. Gold recovery to concentrate was demonstrated to be 82-86%. Gold recovery from the oxidized concentrate filtrates ranged between 85-96% with pressure oxidation producing the highest gold recovery. Biox amenability testing on concentrate samples confirmed the earlier work performed on Mother Lode sulphide samples by Rayrock Resources Inc., and indicated the potential for application to Mother Lode mineralization.

Further metallurgical test work has been designed to increase and maximize the recovey of gold to concentrate. A test program to maximize flotation gold recovery was developed during the reporting period, and further samples have been transmitted to the Resource Development Inc. of Wheatridge, CO for some scoping test work.

NBP-MLP Project Activities

NBP Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. The new water production well, NB-WW-14, was pump tested and sampled for water quality.

The Company operated a meteorological monitoring station at NBP and submitted the report for calendar Q4 2018 to the Nevada Division of Environmental Protection in February of 2019.

A quarterly pump test of the Sarcobatus water well was performed in December 2018 and in March 2019, and the production volumes reported to Nevada Division of Water Resources. An application was submitted to the State Engineer’s office for temporary transfer of the extraction point for the entire quantity of the Sarcobatus water to North Bullfrog. This was based on the performance of the new water production well NB-WW-14 which indicated the feasibility of developing a well field for future production needs on the North Bullfrog property.

The reclamation cost estimate for the North Bullfrog Baseline Characterization NOI was updated, and the Company applied for a 2 year continuation of the Notice to 2021.

MLP Activities

The Company received further comments on the Mother Lode EA document from BLM. Modifications of the previously submitted document are underway.

A review of the Mother Lode metallugical test results was performed as the basis of design fortesting program to maximize the gold recovery to concentrate. A testing program was designed and discussions were held with potential testing laboratories. The Company began a review of recent progress in nitric acid oxidation processes with potential for application at Mother Lode.

A video borehole log was generated in the historic water production well PW-2, which was a major water source for production operations at Rayrock Resources Inc. Daisy Project in the 1990s (Mother Lode was considered part of the Daisy Project). The video log indicated that PW-2 was in good condition to the surveyed depth of 580 m (1,900 feet).

The Company applied for conveyance of PW-2 and transfer of the point of extraction of ½ of the water in permit 52847 (MW-4) to PW-2. The Company plans to re-comnplete PW-2 in December 2019.

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

Assaying for the MLP holes has been performed by American Assay Laboratories (“AAL”) in Sparks, Nevada. Corvus has no business relationship with AAL beyond being a customer for analytical services. The Sparks laboratory is Standards Council of Canada, Ottawa, Ontario Accredited Laboratory No. 536 and conforms with requirements of CAN-P-1579, CAN-P-4E (ISO/IEC 17025:2005).

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

Results of Operations

Nine months ended February 28, 2019 Compared to Nine months ended February 28, 2018

For the nine months ended February 28, 2019, the Company had a net loss of $7,995,922 compared to a net loss of $7,113,643 in the comparative period of the prior year. Included in net loss was $962,148 (2018 - $508,865) in stock-based compensation charges which is a result of stock options granted during the current period and previously granted stock options which vested during the period. The increase in loss of $882,279 in the nine month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $4,218,191 incurred in the current period compared to $4,075,384 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase in exploration expenditures in the current period compared with the comparative period of the prior year as the Company secured additional financing in June 2018 and focused its exploration efforts on the NBP-MLP. Management expects exploration expenditures to continue to increase moving forward.

Consulting expenses increased to $663,884 (2018 - $468,982) mainly due to an increase in stock-based compensation charges of $423,134 during the current period compared to $231,065 in the comparative period of the prior year.

Investor relations expenses increased to $1,002,840 (2018 - $616,295) mainly due to an increase in advertising and marketing during the current period as part of the Company’s efforts to secure additional financing and financial advisory fees. There is an increase in stock-based compensation charges of $130,676 during the current period compared to $69,817 in the comparative period of the prior year. The increase was offset by a decrease in investor relations-related travels.

Office expenses decreased to $85,934 (2018 - $108,437) and rent expenses decreased to $55,521 (2018 - $79,484) mainly due to the Company moving its Denver office location in the comparative period of the prior year.

Professional fees increased to $267,401 (2018 - $194,435) due to the professional fees incurred for updating the tax model for the Technical Report and the adjustment of prior years’ audit overaccrual. The increase is also due to an increase in stock-based compensation charges of $7,533 during the current period compared to $5,511 in the comparative period of the prior year.

Regulatory expenses increased to $102,381 (2018 - $86,311) mainly due to an increase in share prices which resulted in an increase to the reporting issuer participation fee which is calculated based on share prices.

Travel expenses increased to $188,339 (2018 - $163,960) mainly due to more property tours conducted during the current period.

Wages and benefits increased to $1,335,653 (2018 - $1,033,069) mainly due to an increase in stock-based compensation charges of $315,715 during the current period compared to $161,306 in the comparative period of the prior year and an increase of $148,175 in wages and benefits in the current period mainly as a result of increase in wages to the CEO of the Company and increase in employee expenses.

Other expense categories that reflected only moderate changes period over period were administration expenses of $323 (2018 - $316), depreciation expenses of $11,262 (2018 - $13,477), and insurance expenses of $157,791 (2018 - $147,279).

Other items amounted to an income of $93,598 compared to a loss of $126,214 in the comparative period of the prior year. There was an increase in foreign exchange gain to $38,657 (2018 - loss of $138,781), which is the result of factors outside of the Company’s control and an increase in interest income to $54,941 (2018 - $12,567) as a result of more investment in cashable GIC’s as a result of proceeds from the June 2018 financing during the current period.

Three months ended February 28, 2019 Compared to Three months ended February 28, 2018

For the three months ended February 28, 2019, the Company had a net loss of $2,886,696 compared to a net loss of $2,931,596 in the comparative period of the prior year. Included in net loss was $652,779 (2018 - $160,795) in stock-based compensation charges which is a result of previously granted stock options which vested during the period. The decrease in loss of $44,900 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the decrease in the net loss was the exploration expenditures of $1,071,392 incurred in the current period compared to $1,623,436 in the comparative period of the prior year. The exploration activities of the Company decreased mainly due to a decrease of $552,044 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company decreased exploration activities in the current period until further financing can be secured.

Consulting fees increased to $393,195 (2018 - $183,224) mainly due to an increase in stock-based compensation charges of $282,945 during the current period compared to $73,807 in the comparative period of the prior year.

Investor relations expenses increased to $315,115 (2018 - $226,370) mainly due to an increase in advertising and marketing during the current period as part of the Company’s efforts to secure additional financing and financial advisory fees and an increase in stock-based compensation charges of $88,570 during the current period compared to $22,045 in the comparative period of the prior year.

Professional fees increased to $109,969 (2018 - $94,610) mainly due to the professional fees incurred for updating the tax model for the Technical Report and the adjustment of prior years’ audit overaccrual, and an increase in stock-based compensation charges of $4,533 during the current period compared to $1,779 in the comparative period of the prior year.

Regulatory expenses decreased to $32,930 (2018 - $47,778) mainly due to an increase in the base and variable fee paid to the TSX in the comparative period of the prior year.

Travel expenses increased to $50,364 (2018 - $31,422) mainly due to more property tours conducted during the current period.

Wages and benefits increased to $788,617 (2018 - $570,899) mainly due to an increase of $47,593 in wages and benefits in the current period mainly as a result of increase in wages and employee expenses, and an increase in stock-based compensation charges of $219,302 during the current period compared to $49,177 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $108 (2018 - $105), depreciation expenses of $3,787 (2018 - $4,468), insurance expenses of $55,565 (2018 - $49,151), office expenses of $25,679 (2018 - $30,453), and rent of $18,835 (2018 - $17,241).

Other items amounted to a loss of $21,140 compared to a loss of $52,439 in the comparative period of the prior year. There was a decrease in foreign exchange loss to $47,477 (2018 - $58,884), which is the result of factors outside of the Company’s control and an increase in interest income to $26,337 (2018 - $6,445) as a result of more investment in cashable GIC’s during the current period.

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

The Company has sustained significant losses from operations, has negative cash flows and has an ongoing requirement for capital investment to explore its mineral properties.  Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 17 months from the date the condensed interim consolidated financial statement are issued.

The Company reported cash and cash equivalents of $5,117,105 as at February 28, 2019 compared to $2,610,541 as at May 31, 2018. The change in cash position was the net result of $7,507,487 used for operating activities and $10,002,867 received from the private placement of common shares in June 2018 and December 2018 (net of share issue costs) and exercise of stock options during the period ended February 28, 2019.

As at February 28, 2019, the Company had working capital of $5,514,929 compared to working capital of $2,562,047 as at May 31, 2018. On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per share for gross proceeds of $4,500,002. During the second quarter of the year, an aggregate of 4,036,900 common shares were issued on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924. On December 20, 2018, the Company closed a private placement equity financing and issued 800,000 common shares at a price of $2.60 per common share for gross proceeds of $2,080,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until July 31, 2020. Following July 31, 2020, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2021. The Company’s current anticipated operating expenses are $640,000 until May 31, 2019 and $2,980,000 until February 29, 2020. The Company’s anticipated monthly burn rate averages approximately $213,000 for March 2019 to May 2019, where approximately $185,000 is budgeted for administrative purposes and approximately $28,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. From March 2019 to February 2020, the Company’s anticipated monthly burn rate averages approximately $248,000, of which $206,000 is budgeted for administrative purposes and approximately $42,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of May 2020 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities at the NBP and the MLP on its currently anticipated scheduling.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require significant additional capital to fund our business plan” in the Company’s Annual Report on Form 10-K as filed with the SEC on August 28, 2018. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the NBP and the MLP to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2019/2020 fiscal year.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K as filed with the SEC on August 28, 2018, under “Certain United States Federal Income Tax Considerations”.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of February 28, 2019 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of February 28, 2019, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended February 28, 2019 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 28, 2018 and in our Registration Statement on Form S-3/A as filed with the SEC on February 15, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Other than as reported below, all sales of unregistered equity securities during the period covered by this report were previously reported on Form 8-K.

On December 20, 2018, the Company announced the completion of a $2,080,000 non-brokered private placement, where the Company issued 800,000 common shares at a price of $2.60 per common share to a key strategic shareholder. The common shares were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, based on the private nature of the transaction and the representations and warranties of shareholder made to the Company.

Repurchase of Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine months period ended February 28, 2019 the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at February 28, 2019 and May 31, 2018, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Nine Months and Three Months ended February 28, 2019 and February 28, 2018, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2019 and February 28, 2018, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Nine Months Ended February 28, 2019, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2019

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 2, 2019