Form 10-K
period 2019-05-31
Corvus Gold Inc.
filed 2019-08-09
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2019
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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Small Reporting Company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $124,579,221

As of August 8, 2019, the registrant had 111,962,845  Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into this report. See Part III.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”) and exploration project referred to as the Mother Lode Project (“MLP”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary economic assessment on the NBP and the MLP is preliminary in nature and includes “inferred mineral resources” that have a great amount of uncertainty as to their existence and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the NBP will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

CAUTIONARY NOTE CONCERNING HISTORIC ESTIMATES

The historic estimates (Inter-Rock Gold Inc. Annual Report 1996, subsequently changed to Inter-Rock Minerals Inc. available on www.sedar.com) for the Mother Lode property contained in this Annual Report on Form 10-K should not be relied upon. These estimates are not NI 43-101 compliant nor compliant with SEC Industry Guide 7 reserve requirements. While the Company considers these historical estimates to be relevant to investors as it may indicate the presence of mineralization, a qualified person for the Company has not done sufficient work to classify the historical estimates as current mineral resources as defined by NI 43-101 or SEC Industry Guide 7 and the Company is not treating these historical estimates as a current mineral resource.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;
•	the results of the preliminary economic assessment;
•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP and for the MLP;
•	the Company’s estimates of the quality and quantity of the mineral resources at its mineral properties;
•	the future price of minerals;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	the Company’s expectation that we will continue to raise capital through the sale of non-core assets, equity and/or debt financings and through the exercise of stock options and warrants;
•	the Company’s expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	the Company’s estimates of its future cash position;
•	the Company’s intention to identify and execute cost cutting initiatives;
•	the Company’s expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on the Company’s ability to raise capital in sufficient amounts on reasonable terms;
•	the Company’s potential ability to generate proceeds from operations or the dispositions of its assets;
•	the timing, performance and results of feasibility studies;
•	the Company’s potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
•	costs and timing of the exploration and development of new deposits;
•	success of exploration activities;
•	permitting and certification time lines;
•	government regulation of mining exploration, development and operations;
•	environmental risks;
•	timing and possible outcome of pending litigation, title disputes or claims;
•	the timing and cost of planned exploration programs of the Company and its joint venture partners (as applicable), and the timing of the receipt of results therefrom;
•	the Company’s future cash requirements and use of proceeds of sales of none-core assets;
•	general business and economic conditions;
•	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations;
•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;
•	the potential for the existence or location of additional high-grade veins, or high-grade mineralization;
•	the potential for any delineation of higher grade mineralization;
•	the potential for there to be one or more additional vein zone(s);
•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate; and
•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•	our requirement of significant additional capital and our ability to raise such additional capital on favourable terms;
•	our ability to raise funds in new share offerings due to future sales of Common Shares in the public or private market and our ability to raise funds from the exercise of stock options and warrants;
•	whether our acquisition, exploration and potential development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transaction we enter will maximize the realization of the market value of our assets;
•	our limited operating history;
•	our history of losses;
•	a shortage of skilled labour, equipment and supplies;
•	our reliance on third parties to fulfill their obligations under our agreements;
•	cost increases for our exploration and, if warranted, development projects;
•	our Properties (as defined herein) being in the exploration stage;
•	mineral exploration, development and production activities;
•	our lack of mineral production from our Properties;
•	estimates of mineral resources, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	changes in project parameters;
•	failure of equipment and processes to operate as anticipated;
•	accidents, labour disputes and other risks of the mining industry;
•	changes in mineral resource estimates;
•	the accuracy of calculations of mineral resources and mineralized material fluctuations therein based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;
•	actual results of current exploration activities;
•	risks associated with restructuring and cost-efficiency initiatives;
•	differences in United States and Canadian mineral reserve and mineral resource reporting;
•	our exploration activities being unsuccessful;
•	the success of future joint ventures, partnership and other arrangements relating to our properties;
•	technical and operational feasibility and the economic viability of deposits;
•	fluctuations in gold, silver and other metal prices;
•	our ability to obtain permits and licenses for production;
•	government and environmental regulations that may increase our costs of doing business or restrict our operations;
•	proposed legislation that may significantly affect the mining industry;
•	changes in corporate governance and public disclosure regulations;
•	inherent hazards of mining exploration, development and operating activities;
•	future water supply issues;
•	land reclamation requirements;
•	competition in the mining industry;
•	equipment and supply shortages;
•	current and future joint ventures and partnerships;
•	our ability to attract qualified management and other key personnel;
•	the ability to enforce judgment against certain of our Directors (as defined herein);
•	conflicts of interest of some of our Directors as a result of their involvement with other natural resource companies;
•	currency fluctuations;
•	claims on the title to our Properties;
•	surface access on our Properties;
•	potential future litigation;
•	our lack of insurance covering all our operations;
•	risks related to current global financial conditions;
•	our status as a “passive foreign investment company” under US federal tax code; and
•	the Common Shares (as defined herein).

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

GLOSSARY OF TERMS

“Ag”	Silver
“alteration”	Changes in the chemical or mineralogical composition of a rock, generally produced by weathering or hydrothermal solutions
“Arrangement”	The corporate spin-out of Corvus from ITH by way of a plan of arrangement among ITH, the shareholders of ITH and Corvus under the BCBCA, effective August 26, 2010
“Au”	Gold
“Board”	The board of directors of Corvus
“BCBCA”	Business Corporations Act (British Columbia), Corvus’ governing statute
“Corvus Nevada”	Corvus Gold Nevada Inc., a wholly owned subsidiary of Corvus USA subsisting under the laws of Nevada
“Corvus USA”	Corvus Gold (USA) Inc., a wholly owned subsidiary of Corvus subsisting under the laws of Nevada
“Common Shares”	The Common Shares without par value in the capital stock of Corvus as the same are constituted on the date hereof
“Corvus”	Corvus Gold Inc., a company organized under the laws of British Columbia
“cut-off grade”	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate
“deposit”	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved
“Director”	A member of the Board
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock
“epigenetic”	Said of a mineral deposit of origin later than that of the enclosing rocks
“Exchange Act”	The United States Securities Exchange Act of 1934, as amended
“executive officer”	When used in relation to any issuer (including the Company) means an individual who is:
(a) a chair, vice chair or president;
(b) a vice-president in charge of a principal business unit, division or function, including sales, finance or production; or
(c) performing a policy-making function in respect of the issuer
“g/t”	Grams per metric tonne
“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“heap leaching”	A method of recovering minerals from ore whereby crushed rock is stacked on a non-porous liner and an appropriate chemical solution is sprayed on the top of the pile (the “heap”) and allowed to percolate down through the crushed rock, dissolving the desired minerals(s) as it does so. The chemical solution is then collected from the base of the heap and is treated to remove the dissolved mineral(s)
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it

“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“ITH”	International Tower Hill Mines Ltd., a company subsisting under the laws of British Columbia
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“Moz”	Million ounces
“mineral reserve”	The economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of modifying factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. Under NI 43-101 standards, the public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated, and Inferred Resources and Proven and Probable Reserves above.
“mineral resource”	A mineral resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. Material of economic interest refers to diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. The term mineral resource covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which mineral reserves may subsequently be defined by the consideration and application of modifying factors. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated, and Inferred Resources and Proven and Probable Reserves above.
“mineralization”	The concentration of metals and their chemical compounds within a body of rock
“modifying factors”	Considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors
“MLP”	The Mother Lode Project in Nevada held by Corvus Nevada, as more particularly described under “Properties”
“National Instrument 43-101”/ “NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NBP”	The North Bullfrog Project in Nevada held by Corvus Nevada, as more particularly described under “Properties”
“NSR”	Net smelter return
“Properties”	The NBP in Nevada and the MLP in Nevada
“Raven Gold”	Raven Gold Alaska Inc., a wholly owned subsidiary of Corvus USA subsisting under the laws of Alaska
“SEC”	United States Securities and Exchange Commission

“SoN”	SoN Land and Water, LLC, a limited liability company subsisting under the laws of Nevada, of which Corvus Nevada is the sole member
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“TSX”	Toronto Stock Exchange
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheetlike form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
SEC Industry Guide 7 Definitions:
exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage
development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study
mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction
probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation
production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product
proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established
reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. “Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing. A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined

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

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.404686
Feet	Metres	0.30480
Miles	Kilometres	1.609344
Tons	Tonnes	0.907185
Ounces (troy)/ton	Grams/Tonne	34.2857

1 mile = 1.609 kilometres	2000 pounds (1 short ton) = 0.907 tonnes
1 acre = 0.405 hectares	1 ounce (troy) = 31.103 grams
2,204.62 pounds = 1 metric ton = 1 tonne	1 ounce (troy)/ton = 34.2857 grams/tonne

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

We are a mineral exploration company engaged in the acquisition, exploration and development of mineral properties. We currently hold or have the right to acquire interests in the NBP and the MLP in Nevada. We are in the exploration stage as our Properties have not yet reached commercial production and our Properties are not beyond the preliminary exploration stage. All work presently planned by us is directed at defining mineralization and increasing understanding of the characteristics of, and economics of, that mineralization.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of May 31, 2019, being the last day of our last fiscal year.

We may lose our status as an emerging growth company on May 31, 2020, the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

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

In June 2017, Corvus acquired 100% of the MLP from Goldcorp USA, Inc. and staked two additional claim blocks adjacent to the MLP. The MLP is in close proximity to Corvus Gold’s NBP with potential for integration into a single operation.

Business Operations

Summary

We currently hold, or have rights to acquire, interests in two mineral properties in Nevada, USA, the NBP and the MLP. The Company’s objectives with respect to these Properties are to evaluate the potential of the Properties and to determine if spending additional funds is warranted (in which case, an appropriate program to advance the Properties to the next decision point will be formulated and, depending upon available funds, implemented by us) or not (in which case the Properties may be returned by us to the optionor/lessor or, in respect of properties in which we are earning an interest, be returned to the optionor thereof). Our present focus is on the exploration and, if warranted, development of the NBP, located 15 kilometres north of Beatty, Nevada, and the MLP, located in the Bare Mountain District, approximately 10 kilometres from the NBP. Corvus also staked two additional claim blocks, the MN claim group, to the northwest of the Mother Lode claims, and the ME claim group, to the east of the Mother Lode claims, and the GAP claim group, immediately to the south of NBP. The progress on, and results of, the work programs on our material mineral property is set out under Part I, Item 2, Properties in this Annual Report. We continue to assess additional mineral property acquisitions but do not presently contemplate entering into any such agreements, other than in connection with the NBP and the MLP.

We are in the exploration stage and do not mine, produce or sell any mineral products at this time. With respect to the NBP and MLP, our present preliminary studies indicate that any production would be through a combination of heap leaching some of the mineralization (and treatment of the leaching solution to recover gold and silver) and processing higher grade mineralization through a plant incorporating both a gravity concentration-cyanide leach circuit and a concentration circuit followed by pressure oxidation of the concentrate and then leaching of the oxidized filtrate.

Exploration drilling has been focused on the MLP with Phase I beginning at the MLP in September 2017. Phase II exploration drilling at MLP began in January 2018 and was completed July 2018. Phase I and Phase II drilling results were used to develop a maiden Mineral Resource estimate for the MLP which was reported in September 2018 (NR 18-15). Exploration drilling continued at MLP, Phase III, until April 2019, at which time the drilling rig was moved to NBP.

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

Nevada

In Nevada, initial stage surface exploration activities that do not disturb the surface, do not require any permits. Notice-level exploration permits (“NOI”) are required (through the BLM) for the NBP and MLP to perform drilling or other surface disturbing activites with less than five acres extent. More extensive disturbance requires submittal and approval of a “Plan of Operations” and “Environmental Assessment” from the BLM. In May 2013, Corvus obtained an amended Plan of Operations allowing 100 acres of surface disturbance in the public lands portion of the NBP, which is considered sufficient by us for our currently planned drilling and characterization program. Reclamation costs have been re-estimated on a 3-year basis, with the most recent submitted June 19, 2019. We also applied for, and received in August 2013, a NOI for disturbance of an additional 1.3 acres outside the currently defined NBP area in order to allow us to drill water monitor wells and perform geotechnical soil investigations outside the NBP area. This NOI has been reviewed and extended until May 9, 2021 by BLM. In June of 2015, the Company applied for, and received a NOI which allowed an additional 2.1 acres of disturbance for exploration of the Eastern Steam-heated Alteration zone, outside of the NBP permit area. On December 7, 2015, a decision allowing the increase in disturbance area to 4.8 acres in the Eastern Steam-heated Alteration zone was received from BLM. This Notice has been extended to 2021. In August of 2017, the Company received an NOI from BLM which allowed 4.8 acres of surface disturbance for drilling exploration at the MLP. In June 2018, Corvus received approval of an NOI for 4.4 acres of disturbance at the Company’s Willy’s Exploration Project near the MLP. In September 2018, Corvus received approval of an NOI for 0.7 acres of disturbance at the Company’s Sawtooth Project site near the MLP. As of May 24, 2019, the Company had posted with the BLM, as security for the reclamation obligations, a Surety Bond of USD 411,191. In general, exploration activities in Nevada can be carried out on a year-round basis. Mining is conducted in Nevada on a year round basis, both open pit and underground.

In Nevada, we are also required to post bonds with the State of Nevada to secure our environmental and reclamation obligations on private land, with amount of such bonds reflecting the level of rehabilitation anticipated by the then proposed activities. Currently, the Company has posted with Nevada Division of Minerals BMRR in the State of Nevada, as security for these reclamation obligations, a Surety Bond of USD 209,070.

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

In July 2019, the Company submitted revised Environmental Assessment (“EA”) and Exploration Plan of Operations (“PoO”) documents for 145 acres of surface disturbance required for an expanded drilling and exploration program at the MLP. That application is pending approval of the BLM.

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

Key Personnel

As at August 8, 2019, we have two full time employees and six part-time consultants. Our operations are managed by our officers with oversight by the Directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years and the current calendar year to date:

Year	High	Low	Average
	USD	USD	USD
2014	1,385	1,142	1,267
2015	1,296	1,049	1,160
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018	1,355	1,178	1,268
2019 (through August 7, 2019)	1,506	1,270	1,328

Data Source: www.kitco.com

Seasonality

The NBP and the MLP are not subject to material restrictions on our operations due to seasonality.

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

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

•	$(11,020,098) for the year ended May 31, 2019; and
•	$(9,194,678) for the year ended May 31, 2018.

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

Negative Operating Cash Flow

The Company is an exploration stage company and has not generated cash flow from operations.  The Company is devoting significant resources to the development of the Properties and to actively pursue exploration and development opportunities, however, there can be no assurance that it will generate positive cash flow from operations in the future.  The Company expects to continue to incur negative consolidated operating cash flow and losses until such time as it achieves commercial production at a particular project.  The Company currently has negative cash flow from operating activities.

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

The NBP and the MLP have estimated mineral resources identified, but there has not been a mineral reserve estimation in accordance with NI 43-101 or SEC Industry Guide 7. There is no assurance that we can establish the existence of any mineral reserves on the NBP or the MLP in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the Properties and if we do not do so, we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

We have not established that our NBP or MLP contains any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our mineral Properties do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on our Properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

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

Exploration for and the production of minerals is highly speculative and involves much greater risk than many other businesses. Most exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

•	economically insufficient mineralized material;
•	the ability to find sufficient gold, silver or other metal reserves to support a profitable mining operation;
•	fluctuation in production costs that make mining uneconomical;
•	labor disputes;
•	unanticipated variations in grade and other geologic problems;
•	environmental hazards;
•	water conditions;
•	difficult surface or underground conditions;
•	industrial accidents;
•	metallurgic and other processing problems;
•	mechanical and equipment performance problems;
•	failure of pit walls or dams;
•	unusual or unexpected rock formations;
•	personal injury, fire, flooding, cave-ins and landslides; and

•	decrease in the value of mineralized material due to lower gold and/or silver prices.

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

Unless otherwise indicated, mineralization figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and mining engineers. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral resources, mineral reserves and grades of mineralization on our properties. Until ore is actually mined and processed, mineral resources, mineral reserves and grades of mineralization must be considered as estimates only.

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

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties.

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

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, applicable securities regulatory authorities in Canada, the TSX, the OTCQX, applicable Canadian authorities and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Our efforts to comply with new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our directors and officers may have conflicts of interest as a result of their relationships with other companies.

Our directors and officers are also directors, officers and shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.

Our failure to strictly comply with anti-corruption laws could have a material adverse effect on our reputation and results of operations.

Our operations are governed by, and involve interactions with, many levels of government in numerous countries. We are required to comply with anti-corruption and anti-bribery laws, including the Canadian Corruption of Foreign Public Officials Act and the U.S. Foreign Corrupt Practices Act. In recent years, there has been a general increase in both the frequency of enforcement and the severity of penalties under such laws, resulting in greater scrutiny and punishment to companies convicted of violating anti-corruption and anti-bribery laws. Furthermore, a company may be found liable for violations by not only its employees, but also by its contractors and third-party agents. Our internal procedures and programs may not always be effective in ensuring that we, our employees, contractors or third-party agents will comply strictly with such laws. If we become subject to an enforcement action or in violation of such laws, this may have a material adverse effect on our reputation, result in significant penalties, fines and/or sanctions imposed on us, and/or have a material adverse effect on our operations.

Our failure to strictly comply with Canada’s Extractive Sector Transparency Measures Act could have a material adverse effect on our reputation and results of operations.

The Canadian Extractive Sector Transparency Measures Act (“ESTMA”), which became effective June 1, 2015, requires public disclosure of payments to governments by mining and oil and gas companies engaged in the commercial development of oil, gas and minerals who are either publicly listed in Canada or with business or assets in Canada. Mandatory annual reporting is required for extractive companies with respect to payments made to foreign and domestic governments at all levels, including entities established by two or more governments, including Indigenous groups. Reporting on payments to Canadian First Nations will commence in 2018 for payments made in 2017. ESTMA requires reporting on the payments of any taxes, royalties, fees, production entitlements, bonuses, dividends, infrastructure improvement payments, and any other prescribed payment over C$100,000. Failure to report, false reporting or structuring payments to avoid reporting may result in fines of up to C$250,000 (which may be concurrent). We commenced ESTMA reporting in 2017. If we become subject to an enforcement action or in violation of ESTMA, this may result in significant penalties, fines and/or sanctions imposed on us resulting in a material adverse effect on our reputation.

Our business is affected by the global economy.

Global financial conditions continue to be characterized as volatile. In recent years, global markets have been adversely impacted by the credit crisis that began in 2008, the European debt crisis and significant fluctuations in fuel and energy costs and metals prices. Many industries, including the mining industry, have been impacted by these market conditions. Global financial conditions remain subject to sudden and rapid destabilizations in response to future events, as government authorities may have limited resources to respond to future crises. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth and profitability. Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults. If increased levels of volatility continue or in the event of a rapid destabilization of global economic conditions, it may result in a material adverse effect on commodity prices, demand for metals, including gold, silver, zinc, copper and lead, availability of credit, investor confidence, and general financial market liquidity, all of which may adversely affect our business and the market price of our securities.

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

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended May 31, 2019, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the shareholder makes a timely and effective "qualified electing fund" election (“QEF Election”) or a "mark-to-market" election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below under the heading “Certain United States Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Shares.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Although as of May 31, 2019, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

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

In the last 12 months, the price of our stock on the TSX has ranged from a low of $1.55 to a high of $3.39. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to resell any Common Shares you acquire at a desired price.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will lose our status as an emerging growth company on May 31, 2020. We cannot predict if investors will find our Common Shares less attractive because we may rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our stock price may be more volatile. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Nevada Properties

NBP and MLP

Our principal mineral properties are the NBP and the MLP, which form a unified gold exploration project (the “NBP-MLP”) located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills and Bare Mountains to the east, north and west of the town of Beatty. The NBP-MLP does not have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. The Technical Report, “Technical Report and Preliminary Economic Assessment for the Integrated Mother Lode and North Bullfrog Projects, Bullfrog Mining District, Nye County, Nevada” is available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Report describes the integration of the two properties into a single mining operation. The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding Mineral Resources that are not SEC Industry Guide 7 compliant proven or probable reserves. See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The preliminary economic assessment on the NBP and the MLP is preliminary in nature and includes “inferred mineral resources” that have a great amount of uncertainty as to their existence and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category.

The following disclosure is derived, in part, and supported by the Technical Report.

Property Description and Location

The NBP-MLP is located in the Bullfrog Hills and Bare Mountains of northwestern Nye County, Nevada (Figure 1), and covers about 12,314 hectares of patented and unpatented mining claims in sections 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 31, 32, 33, 34, 35 and 36 of T10S R46E, in sections 1, 2, 3, 4, 5, 6, 10, 11, 12, 13, 14, 15, 23, 24, 25, 26, 34 and 35 of T11S R46E, in sections 2, 3, 9, and 10 of T12S R46E, in sections 19, 30, 31 and 32 of T10S R47E, in sections 4, 5, 6, 7, 8, 9, 16, 17, and 18 of T11S R47E, in sections 10, 11, 14, 15, 16, 22, 23, 26, 27, 34, 35 and 36 of T11S R47E, in sections 1, 2, 3, 4, 9, 10, 11, 12 and 13 of T12S R47E, and in sections 4, 5, 6, 7, 8, 9, 16, 17 and 18 of T12S R48E of MDBM. In addition at NBP, we have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode mining claims (Figure 1). Corvus Nevada owns an additional five patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sacrobatus hydrographic basin (Basin 146). During October 2018, the NBP was extended to the south by locating the GAP claims, which consist of 190 Federal Lode mining claims extending south from the previous southwest boundary of the NBP.

Figure 1. Property Map showing the Location of the North Bullfrog, Mother Lode and Gap claim groups with respect to the town of Beatty, NV.

The MLP is located north of the Bare Mountains of northwestern Nye County, Nevada (Figure 1) and is connected to the southeast corner of the NBP. The MLP consists of about 3,570 hectares (8,820 acres) of federal unpatented lode mining claims located in Sections 10, 11, 14, 15, 22, 23, 26, 27, 34, 35 and 36 of T11S, R47E; Sections 1, 2, 3, 9, 10, 11, 12, and 13 of T12S, R47E; and Sections 6, 7, 8, 9, 16, 17 and 18 of T12S, R48E, Mount Diablo Base and Meridian (“MDBM”). The individual claim blocks are the MN claims, the Mother Lode claims and the ME claims.

Studies at the MLP-NBP have been focused on the integration of the NBP and the MLP into a single mining operation. The Technical Report describing the integrated NBP-MLP dated November 1, 2018 and amended November 8, 2018 is available on SEDAR.

Title and Ownership

Redstar Gold Joint Venture and ITH Land Purchase

Redstar Gold Corp. (“Redstar”) originally staked 213 unpatented lode mining claims and optioned 21 patented lode mining claims from six private parties in 2006. ITH optioned the original NBP land package from Redstar in 2006, creating the North Bullfrog Property Joint Venture (“NBPJV”). ITH added 11 patented lode mining claims (the Mayflower property) to the NBPJV in 2007 under the Greenspun lease agreement. Redstar added 12 patented lode mining claims (the Connection and adjacent properties) to the NBPJV in 2008 under the lease agreement with Lunar Landing LLC. In August 2009 ITH purchased 100% interest in the NBPJV from Redstar by paying Redstar $250,000 and issuing 200,000 ITH common shares. These holdings were then transferred to Corvus during the spin out. Corvus completed an additional option lease agreement on two patented lode mining claims in the Jolly Jane area in March 2011. In May 2014, Corvus amended its existing lease agreement with Kolo Corp. to add the Yellow Rose and Yellow Rose No. 1 claims. In March 2015 Corvus added a second option lease agreement with Lunar Landing LLC, to lease the Sunflower, Sunflower No. 1 and Sunflower No. 2 claims for a total of nine option agreements on private land. Table 1 summarizes the obligations of the nine leases which are part of Corvus’ responsibilities on the NBP.

Table 1: Summary of Lease Obligations that are part of the NBP

Party	Area	Claims/Acres	Next Payment(3)	Property Taxes	NSR	Signing Date
Gregory	North Pioneer	1/8.2	$3,800	none	2%	6/16/2006
Wiley(1)	Savage	3/45.7	$9,500	none	2%	5/22/2006
Kolo Corp	Jolly Jane & Yellow Rose	4/81.7	$7,400	$258	3%	5/8/2006
Milliken	Pioneer	3/24.5	$5,700	none	2%	5/8/2006
Pritchard	Pioneer	12/203.0	$20,000	none	4%	5/16/2006
Lunar Landing LLC	Connection	12/195.0	$16,200	$207	4%	10/27/2008
Lunar Landing LLC	Sunflower	3/59.2	$5,000	$180	4%	3/30/2015
Greenspun (2)	Mayflower	11/183.1	$10,000	$214	4%	12/1/2007
Sussman	Jolly Jane	2/37.4	$32,000	$113	2%	3/1/2011
Total	-	51/748.7	$109,600	$972	-	-
(1)	Original title transferred from Hall to Wiley due to death in the family
(2)	Plus 50,000 shares of ITH and 25,000 Common Shares
(3)	Estimated 2019

Corvus has added an additional 808 federal unpatented lode mining claims which were staked in 2012, and added an additional 57 federal unpatented lode mining claims which were staked in late 2014.

The Gregory, Wiley, Kolo Corp., Milliken, Pritchard and Lunar Landing leases contain provisions for extension of the lease beyond the initial term, as long as active exploration or mining activities are maintained by the Company. The leases are now extended annually under this provision.

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

Term: Five Years Beginning December 1, 2007

Five additional years to December 7, 2017, plus an additional three year period or so long thereafter as commercial production continues

Ten Additional years to December 7, 2027, plus an additional three year period or so long thereafter as commercial production continues

Lease Payments: Due on Each Anniversary Date of the Lease

On regulatory acceptance - USD 5,000 and 25,000 common shares of ITH

Each of first – fourth anniversaries, USD 5,000 and 20,000 common shares of ITH

Each of fifth – ninth anniversaries, USD 10,000, 50,000 common shares of ITH and 25,000 common shares of Corvus

Each tenth to 20th anniversaries, USD 10,000, 50,000 common shares of ITH and 25,000 common shares of Corvus

Work Commitments: Excess Expenditures in Any Year Can Be Carried Forward, or if under Spent the Unspent Portion Paid to Greenspun Group

Years 1-3 USD 100,000 each year the lease is in effect

Years 4-6 USD 200,000 each year the lease is in effect

Years 7-10 USD 300,000 each year the lease is in effect

Years 11-20 USD 300,000 each year the lease is in effect

Retained Royalty: Production Sliding Scale Net Smelter Return Based on Price of Gold Each Quarter
2% if gold is less than USD 300 per ounce 3% if gold is between USD 300 and USD 500 per ounce 4% if gold is more than USD 500 per ounce
Advance Minimum Royalty Payments (if not in commercial production by the tenth anniversary, in order to extend lease for an additional three years)
Years 21-23 USD 100,000 each year the lease is in effect and commercial production has not been achieved
Purchase Option:

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

Sarcobatus Property

In December 2013, SoN Land and Water LLC, wholly owned by Corvus Nevada, completed the purchase of an 170 hectare fee simple parcel of land approximately 30 kilometres northwest of the NBP which carries with it 1,600 acre feet of irrigation water rights within the Sarcobatus Flats water basin. The cost of the land and associated water rights was USD 1,034,626. The Company has registered the purchase of water rights with the Nevada State Engineer (“NSE”) and has changed the use to mining on July 18, 2017. Corvus has received a temporary transfer of the extraction point for a portion of the water (80 acre feet) to the NBP. Corvus has applied to transfer the point of extraction of all of the water rights to the NBP, and that application is in process. The water right requires annual renewal and the 2019 application is pending approval.

Other property considerations

All of the unpatented lode mining claims are on U.S. public land administered by the BLM. These claims give Corvus the right to explore for and mine minerals, including gold and silver, subject to the necessary permits. The current exploration permits from BLM and NDEP allow Corvus surface access, maintenance of roads, drilling and sampling, and a defined amount of accompanying surface disturbance. The unpatented lode mining claims require payment of yearly maintenance fees to the BLM and Nye County (recording fees) of an aggregate of USD 145,000 (estimated for 2019). Annual property taxes to be paid by Corvus for some of the properties under the original six Redstar leases and subsequent leases are listed in Table 1.

The unpatented lode claims at the Mother Lode property will require payment of yearly maintenance fees to BLM and Nye County (recording fees) of an estimated USD 100,000 (estimated for 2019).

Current exploration activities are covered by a Plan of Operations (NVN-83002) with the BLM. Two exploration Plans of Operation are in place with the NDEP (NDEP#0280 private land and #0290 public land administered by the BLM) that fulfill the State of Nevada permitting obligations on private and public lands, respectively. Additional exploration activities are covered by five Notices of Intent (“NOI”) with the BLM. Those NOIs (N-9221, N-93906, N-95622, N-96894 and N-96991) have temporary terms renewable every two years, and currently extend to 2020. Reclamation bonds, related to environmental liabilities to which the Properties are subject, are in place to cover activities on the Properties. Corvus’ reclamation liabilities are covered by surety bonds issued by Lexon Insurance Company in the amount of USD 284,386 for 89.2 acres (excludes the NOI bonded obligations) of disturbance on public land with the BLM and USD 209,070 for 25.4 acres of disturbance on private land with NDEP. An additional $126,805 of reclamation liability cost for the five NOIs is also covered by the Lexon Insurance Company.

Accessibility, Physiography, Climate and Infrastructure at NBP-MLP

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

Water resources for a mining project at NBP must be obtained from the ground water. There appears to be sufficient resources in the ground water basins at the NBP, and the Company has registered the water rights purchased in Sarcobatus with the NSE. The Company has converted the Sarcobatus water rights to a temporary mining use, and has applied to transfer the point of extraction to the NBP. Water wells, booster stations, and pipelines would be developed to provide water to the mine, process facilities, and ancillary structures. The current plan would be to drill several wells northwest of the heap leach pad and install a fresh water line from the well fields to the process plant. The hydrologic characterization program was advanced at the end of 2018 by drilling a water well in the NW corner of NBP which confirmed the potential of water well sites in the Sarcobatus Flats (Nevada State Water Basin 146) within the northwest portion of the NBP.

In 2019 the NSE conveyed existing water rights at the Mother Lode project to Corvus. The water rights, 144.4 acre-feet, were used for mining of the Mother Lode mine and the Daisy mine during the period 1988-1996 and represent the combined duty of 3 existing water wells near Mother Lode (MW-3, MW-4 and PW-2). Corvus has developed video borehole logs that confirmed the condition of the wells and has re-completed 2 of the wells (MW-3 and MW-4) to supply water for future exploration drilling.

Geology and Mineralization

Regional Geologic Setting

NB-MLP lies within the Walker Lane mineral belt and the Southwestern Nevada Volcanic Field (SWNVF). The regional stratigraphy includes a basement of Late Proterozoic to Late Paleozoic metamorphic and sedimentary rocks. Basement rocks are overlain by a thick pile of Miocene volcanic and lesser sedimentary rocks of the SWNVF, ranging in age from ~15-7.5 Ma (Figure 2). The pre-Tertiary rocks exhibit large-scale folding and thrust faulting, having been subjected to compressional deformation associated with multiple pre-Tertiary orogenic events. The stratigraphy of the SWNVF is dominated by ash flow tuff sheets erupted from a cluster of nested calderas known as the Timber Mountain Caldera Complex. The southwestern edge of the caldera complex lies approximately eight kilometres northeast of the MLP, and ten kilometres east of the NBP (Figure 2). The stratigraphy of the SWNVF includes voluminous ash flow tuff sheets, smaller volume lava flows, shallow intrusive bodies, and lesser sedimentary rocks. Many of the volcanic units exposed around NBP-MLP include ash flow tuffs that originated from the caldera complex. Other volcanic units are locally sourced outside of the caldera complex, particularly at the NBP.

The Bullfrog and Fluorspar Hills comprise a somewhat isolated structural domain within the Walker Lane, where both pre-Tertiary and Miocene rocks have been subjected to large-scale, W- to WNW-directed, syn-volcanic extension (i.e. down-to-the-west normal faulting and east-tilting of stratigraphy). Extensional faulting was coincident with magmatism and volcanic activity between ~15-9.4 Ma. Hydrothermal alteration and gold mineralization were also episodic through this time period. If present, through-going right-lateral faults of the Walker Lane are poorly exposed in the SWNVF. One possible example of a NW-trending, through-going Walker Lane structure cuts through the historic Silicon and Thompson mine areas to the northeast of the MLP (Figure 2). Despite the dominance of caldera volcanism in the region, little or no mineralization is associated with any caldera ring fracture system. Rather, mineralization is typically associated with extensional faults outside of the caldera complex.

Extension is accommodated by the Bullfrog Hills Fault System (BHFS); a complex group of kinematically linked faults that facilitate WNW-directed extension and east-tilted block rotation. The primary structure of the BHFS is the Southern Bullfrog Hills Fault (SBHF). The SBHF is an east-west-trending, north-dipping, district-scale, low-angle detachment fault. West of Beatty, in the main Bullfrog district, the SBHF separates Proterozoic metamorphic rocks in the footwall from weakly metamorphosed Paleozoic sedimentary and Tertiary volcanic rocks in the hanging wall. East of Beatty, in the Bare Mountain sub-district, the same fault is called the Fluorspar Canyon Fault (“FCF”, Figure 2). The FCF cuts up-section from west to east such that in Fluorspar Canyon it separates Paleozoic sedimentary rocks (footwall) from brittle Tertiary volcanic rocks (hanging-wall). The FCF continues to cut up-section to the east until it eventually separates brittle Tertiary rocks (footwall) from brittle Tertiary rocks (hanging-wall) at Mother Lode. The magnitude of displacement along the SBHF-FCF appears to decrease from west to east across the greater Bullfrog district. The northward dip of the SBHF-FCF generally increases from west to east including: ~20o north at the Bullfrog mine, 25-30o north in lower Fluorspar Canyon, 45o north at the Secret Pass mine, and 55-65o northwest at Mother Lode.

Secondary structures of the BHFS include large-displacement, NNW- to NNE-trending, moderately to steeply west-dipping, down-to-the-west, normal faults. These faults accommodate the east-tilting of the Tertiary units throughout the Bullfrog and Fluorspar Hills. Hydrothermal alteration and gold mineralization are often spatially associated with these large-displacement faults. Such faults are expected to have listric shapes at depth. The MP fault, which hosts the Bullfrog vein at the Bullfrog mine, is an example of a listric fault. Another example is the Contact Fault, which truncates the north side of the Montgomery-Shoshone deposit. The Contact fault also hosts low-grade mineralization under Rhyolite Valley. The Road Fault at the NBP is the northern continuation of the Contact Fault. Such faults are interpreted to sole into the SBHF-FCF detachment fault at depth.

Figure 2 Regional Geology of the Greater Bullfrog District

The long period of syn-volcanic extension in the western SWNVF between ~15-9.4 Ma (depending on location) includes at least two periods of accelerated extension documented in the Bullfrog and Fluorspar Hills. Regional work has identified a major period of extension between ~12.7 Ma and 11.6 Ma culminating with the eruption of the Timber Mountain Group ash-flows between 11.6 and 11.45 Ma. Evidence for this period of extension lies west of Mother Lode where the 12.7 Ma Tiva Canyon Tuff is tilted up to 45o east, but the nearby 11.6 Ma Rainier Mesa Tuff is essentially horizontal. Block rotation of up to 45o is documented between 12.7 and 11.6 Ma in the Fluorspar Hills. Mineralization at Mother Lode is coincident with the onset of this period of accelerated extension. Regional work postulates a second period of accelerated extension between 11.4 Ma and 10.5 Ma, which resulted in major block rotation, rapid erosion and the deposition of the Rainbow Mountain Debris Flow Sequence. In the Mayflower area, the base of the Rainbow Mountain Debris Flow Sequence is tilted as much as 55o east, whereas the top of the sequence is tilted only 25o east. Block rotation of up to 30o is documented in this area while the Mayflower basin was filling with debris. In the southern Bullfrog Hills east of Rainbow Mountain, the 11.45 Ma Ammonia Tanks tuff is tilted as much as 70o east, whereas the base of the overlying Rainbow Mountain sequence is tilted only 35o east. The block rotation of 35o is documented in this area between 11.4 and 10.5 Ma. Extensional faulting continued through ~9.5 Ma, with an additional 25o of eastward rotation of the Rainbow Mountain Sequence. Extensional faulting ceased in the Bullfrog Hills prior to the eruption of the relatively flat-lying 9.4 Ma Pahute Mesa Tuff. The 10 Ma age of Bullfrog and Mayflower mineralization and the 9.5-10.2 Ma age of the Eastern Steam-heated Zone at NBP coincide with the culmination of extensional tectonism in the Bullfrog Hills.

Extensional faulting in the Bullfrog and Fluorspar Hills created fault-bounded sedimentary basins which filled with basement- and volcanic-derived sediments (e.g. the Sedimentary Rocks of Joshua Hollow, the Jolly Jane Formation, and the Rainbow Mountain Debris Flow Sequence). During younger periods of extension, older normal faults in the hanging-walls of large-displacement listric faults may have experienced significant reactivation and subsequent eastward rotation, such that they may exhibit relative reverse displacement.

MLP Geology

The stratigraphy of the Fluorspar Hills has been described in pamphlets that accompany published geologic maps. The local stratigraphy at MLP has been refined by Corvus based on pit mapping and exploration drilling. Brief descriptions of units present in the MLP area are given in the following descriptions. Figure 3 is a simplified geologic map of the Mother Lode deposit area.

Due to the position of the main claim block, surface exposures of Paleozoic sedimentary rocks are limited at the MLP (Figure 3). The Paleozoic rocks encountered in drilling are differentiated only by lithofacies. The lithofacies-based units are informally correlated to major Paleozoic units, and interpreted as separated by thrust faults. The most abundant lithology is a thick sequence of light to medium grey massive dolomite (Psd), which correlates with the Silurian Lone Mountain Dolomite. Overlying the dolomite in drill holes and in outcrop south of the Mother Lode pit is a heterogeneous siliciclastic sequence (Psq) dominated by quartzite with lesser dolomitic quartz sandstone, sandy dolomite, and sandy limestone. The Psq sequence is interpreted to be a highly attenuated, dismembered thrust slice including Eureka Quartzite, Antelope Valley Limestone and possibly other Ordovician through Devonian lithologies. The Psq unit structurally overlies Psd along a thrust fault identified herein as the SNA thrust fault (Figure 3). Overlying the Psq sequence is another dismembered sequence dominated by black siliceous graphitic argillite with lesser dark grey limestone and dolomite (Pss). Lithologies of the Pss sequence resemble Mississippian and Devonian lithologies exposed in the Joshua Hollow area south of Mother Lode. The Pss sequence is interpreted to be a dismembered thrust slice overlying Psq along a second thrust fault identified herein as the Joshua thrust.

Despite variations in thickness, the Paleozoic stratigraphy described above is recognized consistently in reverse circulation drill holes at Mother Lode. The SNA thrust places older Ordovician(?) rocks over younger Silurian rocks. The Joshua thrust places younger Devonian and Mississippian(?) rocks over older Ordovician(?) rocks. Both thrust faults appear to dip moderately to gently east. Paleozoic sedimentary rocks, primarily Psd, host 18% of the samples >0.2 g/t gold in the Mother Lode assay database.

The age of the platy, silty carbonate rocks in the southeast corner of the Mother Lode pit has been the subject of much debate by previous workers. The well-indurated and variably folded nature of the platy rocks suggests they are older pre-Tertiary rocks. Based on Corvus drilling, the platy rocks overlie Tertiary volcaniclastic and conglomeratic sediments. The current interpretation is that these platy rocks are indeed Tertiary in age and are assigned to the Sedimentary Rocks of Joshua Hollow. If the platy rocks can be determined through micro-fossil work to be pre-Tertiary, then this exposure would be interpreted as a gravity slide block of older Paleozoic rocks shed into the SRJH basin.

The Sedimentary Rocks of Joshua Hollow (SRJH) comprise a heterogeneous sedimentary sequence subdivided into five lithofacies units including: 1) older tuffaceous sediments (Tjs1); 2) conglomerate (Tjc); 3) volcaniclastic sandstone (Tjvs); 4) grey welded tuff (Tjt); and 5) fine-grained carbonaceous sediments (Tjs). The stratigraphic order is generally ascending, but the subunits typically inter-finger with each other laterally and are locally repeated vertically. There is substantial lithologic variability in the SRJH between drill holes. The SRJH are collectively up to 150 metres thick in the Mother Lode area. Tjvs and Tjs comprise the bulk of the SRJH sequence, and are the only sub-units exposed in the Mother Lode pit. Tjc, Tjvs and Tjs comprise a generally fining-upward sequence deposited in a local Tertiary basin marginal to the ancestral Bare Mountain structural high. The SRJH were originally named for sparse recessive exposures south of Mother Lode in lower Joshua Hollow. The age of the SRJH is unknown, but pre-dates the 14 Ma quartz-porphyry rhyolite dike swarm of eastern Bare Mountain. The SRJH are considered time-stratigraphic equivalents of the Tr1 sediments in the southern Bullfrog Hills (>14 Ma). It is possible that the lower SRJH includes sediments as old as Oligocene. All subunits of the SRJH are known to be mineralized at Mother Lode. The SRJH hosts 40% of the samples >0.2 g/t gold in the Mother Lode assay database.

The basal sedimentary sequence includes variegated pink, light green and light brown tuffaceous siltstone, fine tuffaceous sandstone, and tuffaceous-conglomeratic sandstone. When present, Tjs1 lies unconformably on Paleozoic rocks along the basal Tertiary unconformity. Thickness varies from 0-30 metres in drill holes, suggesting the unit was deposited on an erosional unconformity of significant relief or may have been subjected to erosion. Tjs1 is not known to crop out anywhere in the Mother Lode area. Tjs1 is distinctive from the overlying Tjvs and Tjs sub-units, suggesting that it was derived from a different provenance area. Tjs1 may be, in part, a time-stratigraphic equivalent of the Oligocene Titus Canyon Formation recognized elsewhere in the Bullfrog district.

Tprt
Tmr
Tprt
Tprt
N
S
W
E
Qc
Tmr
Tprt
Tox
Tlr
Tip
Tjs
Psq
Psd
Psj
Mother Lode Claim Group
Mother Lode Pit Boundary
Corvus Drill Hole
Tprt
Figure 7-3
Tlr
Qc
Tprt
Tox
Tjs
Tip
Tip
Fault rock
Tprt
Tprt
Tprt
SNA Thrust Fault
Fluorspar Canyon Fault
Psq
65
Psj
Tox
Tprt
Tprt
Psd
0
100
200
400
Meters
Psd

Figure 3 - Simplified Geologic Map of the Mother Lode Area

Overlying and interbedded with Tjs1 is a distinctive siliceous to locally calcareous conglomerate unit. The unit includes fine to coarse angular lithic gritstone, gritty pebble conglomerate and coarse pebble to cobble conglomerate. Tjc contains clasts of a variety of Paleozoic sedimentary lithologies including chert, quartzite, dolomite, limestone, sandstone and siltstone. Tjc also contains clasts of Mesozoic (?) granitoid rocks, Tjs1 lithologies, and minor Tertiary volcanic rocks. Where Tjs1 is absent, Tjc conglomerate lies directly on Paleozoic rocks along the basal Tertiary unconformity. Tjc often contains conspicuous rounded, broken, deformed and healed Paleozoic clasts that resemble those found in conglomerates mapped as Titus Canyon Formation elsewhere in the Bullfrog district. Tjc varies in thickness from 0-30 metres, apparently being deposited in channels along an unconformity of significant relief. Because of their inter-fingering nature, Tjc and Tjs1 have been lumped together as a single unit for the purpose of geologic modeling. The combined Tjc-Tjs1 units host 5% of the samples >0.2 g/t gold in the Mother Lode assay database.

Overlying and locally interbedded with Tjc are intervals of fine to coarse, bedded to non-bedded, calcareous and siliceous volcaniclastic sandstone. Tjvs sandstone typically exhibits an equigranular salt and pepper texture as a result of detrital grains of white feldspar, black biotite, minor grey quartz, and small black carbonaceous lithic fragments. Highly irregular rip-up clasts of carbonaceous Tjs up to 20 centimetres are common within the volcaniclastic sandstones. The drilled thickness of individual sandstone intervals varies from <1 to >30 metres. Volcaniclastic sandstone is interpreted as channel-filling debris derived predominantly from Tertiary volcanic rocks. Tjvs is well-mineralized where it exhibits the light grey color of strong illite-pyrite alteration. Tjvs hosts 18% of the samples >0.2 g/t gold in the Mother Lode assay database.

A distinctive light grey welded tuff subunit has been recognized in a few of the northeastern-most drill holes. The tuff is similar in color and composition to the volcaniclastic sandstone but exhibits a welding fabric defined by white flattened pumice clasts. The tuff subunit varies in drilled thickness from 10 to 30 metres. It generally occurs in the lower portion of the SRJH and is expected to thicken to the northeast in future drilling. Tjt is mineralized in every hole that it has been recognized. Tjt may prove to be a significant mineralized marker unit in future drilling. The grey welded tuff currently hosts <1% of the samples >0.2 g/t gold in the Mother Lode assay database.

Fine grained carbonaceous sediments comprise the bulk of the upper portion of the SRJH. Lithofacies include variably carbonaceous, mostly calcareous to locally siliceous, laminated mudstone and siltstone, massive or flaser-bedded water-lain tuff, and variably argillaceous laminated lacustrine limestone (i.e. marl). Carbonaceous sediments are commonly interbedded with lenses of Tjvs volcaniclastic sandstone. The drilled thickness of individual intervals of Tjs varies from 10-50 metres within the SRJH. Some of the highest grades in the Mother Lode deposit are hosted in Tjs carbonaceous sediments. Tjs hosts 17% of the samples >0.2 g/t gold in the Mother Lode assay database.

The Lithic Ridge Tuff is recognized by Corvus geologists as a distinct stratigraphic unit in drill holes and on the north high-wall of the Mother Lode pit. The tuff had been erroneously logged by previous operators as a xenolith-rich porphyritic dacite intrusive phase. The Lithic Ridge Tuff consists of poorly to moderately welded, generally lithic-rich, quartz-biotite-feldspar-bearing ash-flow tuff. Lithic content varies from <5 to 20+%, including common green altered porphyritic dacite clasts and a variety of Paleozoic clasts. The Lithic Ridge Tuff overlies the upper beds of the SRJH along an irregular mixed contact zone, suggesting a significant volume of SRJH soft sediments were ripped-up into the base of Tlr as it was being deposited. The Lithic Ridge Tuff is a well-known regional ash-flow unit of the SWNVF dated at 14 Ma Tlr is ubiquitously hydrothermally altered, sulphidized and locally mineralized in the Mother Lode deposit area. Tlr hosts 4% of the samples >0.2 g/t gold in the Mother Lode assay database.

Rhyolite porphyry dikes in the Mother Lode area are part of a NNE-trending, west-dipping swarm of hydrothermally altered dikes that intrude pre-Tertiary rocks for over 14 kilometres along the eastern flank of Bare Mountain. The dikes at Mother Lode comprise the northernmost exposures of the dike swarm, and the only exposures known to intrude Tertiary rocks. The dikes form somewhat tabular to highly irregular, discontinuous bodies in both the hanging wall and footwall of the Fluorspar Canyon Fault. Where relatively unaltered, the rhyolite has an aphanitic to granophyric groundmass with phenocrysts of quartz, plagioclase, sanidine, biotite and minor hornblende. Quartz, biotite and plagioclase phenocrysts >5 mm are common. Where intensely altered and mineralized, the groundmass is replaced by a mixture of illite-smectite. Mafic minerals are progressively altered to chlorite and replaced by pyrite in mineralized rhyolite. Feldspars are altered to calcite, illite, or adularia. Rhyolite porphyry dikes have yielded age dates ranging from 14.4 to 13.8 Ma with an accepted average age of ~14 Ma. An interpretation from new drilling at Mother Lode is that rhyolite dikes intrude the Lithic Ridge Tuff and may have formed a local lava flow overlying the Lithic Ridge Tuff. Dike emplacement and the eruption of the Lithic Ridge Tuff are closely related to magmatic activity at ~14 Ma. Tip is the dominant host lithology at Mother Lode, hosting 33% of the samples >0.2 g/t gold in the assay database.

A second sedimentary sequence has been recognized overlying the Lithic Ridge Tuff. The unit includes limonitic to carbonaceous, siliceous to calcareous, fine volcaniclastic sandstone and siltstone similar to Tjs and Tjvs. North of the Mother Lode pit, the Tys unit varies in thickness from 0 to 10 metres and increases to a maximum known thickness of 70 metres in ML 18-072 west of the pit. Tys is lumped in with Tlr in the geologic model. Tys is not known to be mineralized at Mother Lode.

The regionally extensive Crater Flat Group has been described to include the Tram Tuff (Tct) and Bullfrog Tuff (Tcb) members crop out to the northeast of Mother Lode and in Fluorspar Canyon. Neither tuff has been identified in-situ in the Mother Lode drilling area. The tuffs are similar in texture and composition, both being moderately crystal-rich welded tuffs that exhibit ubiquitous hydrothermal alteration. The younger Bullfrog Tuff has been dated at 13.25 Ma. The Bullfrog Tuff is the primary host unit at the Secret Pass Deposit.

In the Fluorspar Hills, the Paintbrush Group is comprised of two members: the 12.8 Ma Topopah Springs Tuff (Tpt), and 12.7 Ma Tiva Canyon Tuff (Tpc). The Paintbrush tuffs are typically reddish brown, aphanitic, phenocryst-poor and densely welded. Paintbrush tuffs are distinctly shard-rich and phenocryst-poor compared to other major ash flow tuffs of the SWNVF. The Paintbrush Group has an exposed thickness of nearly 600 metres north of the Secret Pass Deposit but is not recognized in the Mother Lode area. The contact between the underlying Bullfrog Tuff and basal vitrophyre of the Topopah Springs Tuff is well-exposed on the north high-wall of the Secret Pass Pit.

A substantial thickness of heterolithic debris flow breccia (Toxh) overlies the Tiva Canyon Tuff ~1.5 kilometres west of the Mother Lode deposit. Such breccias in the Mother Lode area are mapped as Tox (i.e. older breccia). The Tox unit is analogous to younger post-Rainier Mesa debris flow breccia deposits of the Rainbow Mountain Sequence at NBP. Tox is predominantly heterolithic but may locally contain monolithic breccias (Toxm) of rhyolite porphyry, SRJH, Lithic Ridge Tuff, or Crater Flat Group tuffs. Heterolithic debris flow breccias are generally non-bedded, very poorly sorted, and contain sand- to large boulder-size clasts of all older units. Tox exists only in the hanging wall of the FCF, where it unconformably overlies Tp, Tip, Tlr, Tys and SRJH. Tox is interpreted to have been deposited on an angular erosional unconformity of significant relief. Up to 150 metres of Toxh has been penetrated in the hanging-wall of the Fluorspar Canyon Fault west of the Mother Lode pit. Tox is interpreted as mass-wasted scarp breccias and alluvial fan deposits that have been shed off fault scarps, including the FCF, during the period of accelerated extension between 12.7-11.6 Ma. Based on stratigraphic relations, Tox is considered a post-mineral unit at Mother Lode (post-12.7 Ma), but it is also known to contain gold. The distribution of oxide gold mineralization in Tox suggests that the mineralization is detrital in nature, having been mass-wasted off the mineralized footwall of the FCF. Tox hosts 2% of the samples >0.2 g/t gold in the assay database.

The lower part of the Timber Mountain Group includes rhyolitic tuffs and lava flows that are known as the Pre-Timber Mountain tuffs (Tprt) and lavas (Tprr) respectively. These units are undated but occupy the stratigraphic position between the Paintbrush Group (or Tox, if present) and the large volume Timber Mountain tuffs. Tprt consists of light-colored, non-welded to bedded, lapilli rich, pumaceous lithic-rich crystal tuff. Tprt is up to 150 metres thick in the Mother Lode drilling area. Tprt appears to blanket paleo-topography cut on the Toxh debris flow sequence. Tprt was deposited during or just after the period of accelerated extensional tectonism associated with the deposition of Tox. Tprt is not known to be mineralized at Mother Lode but exhibits ubiquitous steam-heated alteration north and west of the deposit.

Tprt represents pyroclastic deposits associated with Tprr rhyolite volcanism. Tprr consists of aphanitic to fine porphyritic, massive to flow-banded, rhyolite lava flows (i.e. flow-dome complexes) at the Twisted Canyon and Sawtooth areas of MLP and at the Spicerite target areas at NBP. The rhyolite varies in appearance from relatively fresh, grey to black, glassy perlite or obsidian, to tan to pale green strongly devitrified zeolitic rhyolite. Tprr is not present in the Mother Lode area.

Regionally there are two large-volume ash flow sheets that comprise bulk of the Timber Mountain Group. These include the 11.6 Ma Rainier Mesa Tuff (Tmr) and 11.45 Ma Ammonia Tanks Tuff (Tma). The Timber Mountain tuffs are typically densely welded, crystal-rich ashflow tuffs, with 15-20+% phenocrysts of quartz, feldspar and biotite. The units can be distinguished from each other by the presence of sphene and bluish chatoyant sanidine phenocrysts in the Ammonia Tanks Tuff. In the Mother Lode area, the Rainier Mesa Tuff directly overlies steam-heated Tprt. The Rainier Mesa Tuff may overlie Tprr or Tp elsewhere in the district. The Rainier Mesa Tuff is sub-horizontal, relatively unaltered, and entirely post-mineral in the Mother Lode area. The Ammonia Tanks Tuff is recognized only at the Sawtooth target area.

Older unconsolidated gravel deposits of late-Miocene to Pliocene age occur at the Willy’s target area along the eastern rangefront area of Bare Mountain, and at the Twisted Canyon and Baileys Gap target areas on the east side of Oasis Valley (see Figure 2). The gravels form sub-horizontal terraces that are commonly, deeply incised. Underlying older rocks are often poorly exposed in the bottoms of incised ravines below the terrace gravels. The older gravels at the MLP are correlated to the Gravels of Sober-up Gulch on the west side of Oasis Valley at NBP. The thickness of Tgs is highly variable, but not expected to exceed 100 metres. An 8.2 Ma age for a tuff unit within the Gravels of Sober-up Gulch east of Bare Mountain has been reported.

The Mother Lode deposit is largely covered with unconsolidated Quaternary gravels. Quaternary gravels range in thickness from 1-20 metres in the Mother Lode drilling area. The Quaternary gravels are variably caliche-cemented and form stable vertical walls in the Mother Lode pit.

NBP Geology

The NBP is within the Walker Lane structural province and the Southwestern Nevada Volcanic Field (“SWNVF”). The Project lies approximately ten kilometres west of the western margin of the middle Miocene Timber Mountain caldera complex of the SWNVF and many of the volcanic units exposed on the NBP originated from the caldera complex. However, it appears that many of the most important host rocks to the mineralization are locally derived from what is now known as the NBH Volcanic Complex (“NBVC”) and are slightly older than the main ash flows erupted from the Timber Mountain Caldera. The region is underlain by Paleozoic sedimentary rocks which are the basement for the mid-Miocene tuffs and related rocks that are the hosts for most of the mineralization in the Bullfrog mining district. The region was subjected to extensional faulting which was contemporaneous with volcanism and localized sedimentary basins filled with reworked volcanic and basement debris developed as a result. Multiple episodes of extension have been documented. Most of the major fault zones have northerly strikes with normal displacement to the west. However, hanging wall antithetic faults are also present. Some of the major faults are interpreted to have listric shapes, similar to the main mineralizing fault at the Bullfrog mine, and likely sole into a district-scale detachment fault at depth. During younger periods of extension many of the older faults in the hanging walls of these listric structures have experienced significant rotation. Figure 4 is a geologic map of NBP showing target exploration and resource areas:

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

LITHOLOGY

Quaternary Cover

- Qc- Quaternary Cover Undivided
- Qcc- Quaternary Colluvium and Talus
- Qca- Quaternary Alluvium
- Qco- Quaternary Older Alluvium
- Qc- Quaternary Cover Undivided

Gravels of Sober-up Gulch

- Tgs- Gravels of Sober-up Gulch
- Tps- Pumiceous Sediments

- Tss- Stonewall Flat Tuff Spearhead Member
- Ttp- Thirsty Canyon Group Pahute Mesa Tuff
- Tb3- Post Rainbow Mtn Seq. Basalt
- Tbs - Basalt of Springdale Mountain
- Tta- Oasis Valley Air-fall tuff
- Tha- Bullfrog Hills Air-fall tuff

Rainbow Mtn Sequence

- Trt3- Rainbow Mtn Seq. Rhyolite Tuff 3
- Trlt- Rainbow Mtn Seq. Dononvan Mtn Latite tuff facies
- Trl- Rainbow Mtn Seq. Donovan Mtn Latite
- Trt- Rainbow Mtn Seq. Rhyolite Tuff
- Trt2- Rainbow Mtn Seq. Rhyolite Tuff 2
- Trt2_e- Rainbow Mtn Seq. Trt2 Basal Epiclastics
- Trrt- Rainbow Mtn Seq. Rhyolite Margin Pyroclastics
- Trr- Rainbow Mtn Seq. Rhyolite Body

Rainbow Mtn Sequence

- Tdf_aft- Rainbow Mtn Seq. Ash Flow Breccia
- Tdf_Tcr- Rainbow Mtn Seq. Cutoff Road Breccia
- Tdf_Tfr- Rainbow Mtn Seq. Fleur de Lis Rhyolite Breccia
- Tdf_Tat - Rainbow Mtn Seq. Ammonia Tanks Breccia
- Tdf_Tft- Rainbow Mtn Seq. Fleur De Lis Breccia
- Tdf_Tmr- Rainbow Mtn Seq. Ranier Mesa Breccia
- Tdf_Tm- Rainbow Mtn Seq. Undivided Timber Mtn Breccia
- Tdf_Tpa- Rainbow Mtn Seq. Paintbrush Breccia Altered
- Tdf_Tp- Rainbow Mtn Seq. Paintbrush Breccia
- Tdf_Tc- Rainbow Mtn Seq. Crater Flat Breccia
- Tdf_Td- Rainbow Mtn Seq. Savage Dacite Breccia
- Tdf_Tsb- Rainbow Mtn Seq. Sierra Blanca Breccia
- Tdf_Tpf- Rainbow Mtn Seq. Pioneer Fm Breccia
- Tdf_Tnb_Tdp-Rainbow Mtn Seq. Dacite Porphyry Breccia
- Tdf_PzZ- Rainbow Mtn Seq. Zabriskie Breccia
- Tdf_PzC- Rainbow Mtn Seq. Carrara Breccia
- Tdf_PzW- Rainbow Mtn Seq. Wood Canyon Breccia
- Tdf_h- Rainbow Mtn Seq. Heterolithic Debris Flow
- Tdf- Rainbow Mtn Seq. Debris Flow Undivided
- Trt1- Rainbow Mtn Seq Rhyolite Tuff 1
- Trp- Rainbow Mtn Seq. Pyroclastic and Epiclastic Deposits
- Tb2- Rainbow Mtn Seq. Basalt

- Tcr- Tuff of Cutoff Road
- Tft2- Fleur de Lis Tuff #2
- Tfr- Fleur de Lis Rhyolite Lave
- Tfb- Fleur de Lis Breccia
- Tft1- Fleur de Lis Tuff #1
- Tol- Oasis Mtn Limestone

Timber Mtn Group

- Tma- Timber Mtn Group Ammonia Tanks Tuff
- Tmpa-Timber Mtn Group Ash Flow Tuff and Lava
- Tmr- Timber Mtn Group Rainier Mesa Tuff
- Tprr-Timber Mtn Group pre-Rainier lavas
- Tprt-Timber Mtn Group pre-Rainier tuffs

- Tb1- Pre-Timber Mtn Basalt Flows

Paintbrush Group

- Tp1- Paintbrush Group Topopah Spring Tuff
- Tp- Paintbrush Group Paintbrush Tuff

Crater Flat Group

- Tcbu- Crater Flat Group Bullfrog Tuff Upper
- Tcbl- Crater Flat Group Bullfrog Tuff Lower
- Tcbe- Crater Flat Group Tcb Basal Epiclastics
- Tcb- Crater Flat Group Bullfrog Tuff
- Tct- Crater Flat Group Tram Tuff
- Tc- Crater Flat Group Undivided

North Bullfrog Hills Volcanic Complex

North Bullfrog Suite

- Tnb_ri- NB Suite Rhyolite Intrusion
- Tnb_ap- NB Suite Andesite Porphyry
- Tnb_dp- NB Suite Dacite Porphyry
- Tnb_rp- NB Suite Rhyolite Poprhyry
- Tnb_rs- NB Suite Spherulitic Rhyolite

- Td- Savage Dacite
- Tdl- Savage Dacite Lower Mixed Member
- Tlr- Lithic Ridge Tuff
- Tsb- Sierra Blanca Tuff
- Tql- Quartz Latite lava flows and flow breccias
- Tpf- Pioneer Fm.
- Tsf- Savage Formation

Paleozoic Basement

- PzJ- Paleozoic Jasperoid
- PzC- Paleozoic Carrara Fm.
- PzZ- Paleozoic Zabriskie Qtzite
- PzW- Paleozoic Wood Canyon Fm.

ALTERATION

- Steam-heated alteration (undivided)

DRILL HOLES

- pre-Corvus
- 2010-2011 Corvus
- 2012-2015 Corvus

Resource Outline | 10 m countours | Shaft/Adit | compaction foliation | bedding | Faults (hanging wall annotated) | Veins | Underground Workings (Mayflower)

Figure 4: Geologic Map of NBP Showing Target and Resource Areas and Legend of Geologic Symbols

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

Mineralization

MLP Mineralization

Mother Lode is characterized as a sediment, intrusive, and locally volcanic-hosted disseminated gold deposit. Mineralization most closely resembles Carlin-type sediment-hosted gold deposits of north-central Nevada. There is similarity to Carlin-type deposits and evidence for a large buried porphyry-type magmatic system associated with the rhyolite dike swarm at eastern Bare Mountain. The Mother Lode deposit formed at ~12.7 Ma, which is much younger than the typical ~40 Ma age in north-central Nevada. The nature of mineralization is rather passive and with very low introduction of secondary silica, suggesting it may have formed at a shallower depth and at lower temperature than typical Carlin-type deposits. Mineralization exhibits geochemical associations between Au and As-Sb-Hg-Tl-Te-Bi-F, with very low Ag and base metals.

The Mother Lode deposit model consists of structurally and stratigraphically-controlled disseminated gold mineralization hosted primarily in rhyolite porphyry dikes (Tip) and the Sedimentary Rocks of Joshua Hollow (SRJH). Lesser volume hosts include Paleozoic sedimentary rocks (Psd and Psq), Tertiary volcanic rocks (Tlr), and debris flow breccias (Tox). Mineralization in Tip, SRJH and Tlr is mostly sulphide, but may be oxidized depending on depth. Mineralization in Psd, Psq and Tox is mostly oxide. The current interpretation is that oxide mineralization in Tox is detrital, with mineralized rock having been mass-wasted as scarp breccias into the hanging-wall of the FCF. Paleozoic rocks are most commonly mineralized in proximity to dike margins but are also mineralized along subtle non-dike-filled structures and as pseudo-stratiform jasperoid bodies.

The primary structural control feeding mineralization at Mother Lode is a series of north-trending, 50-70o west-dipping rhyolite dike-filled structures. Mineralization is both semi-tabular and highly irregular as fluids ascended along dike-filled structures in the underlying Paleozoic rocks, through the Tertiary unconformity, and expanded upward into the Tertiary section. Mineralizing fluids appear to have bled out laterally away from mineralized dikes into favorable permeable lithologies and secondary structures, including the FCF. Deeper drilling has extended the deposit to the west, where it appears that the FCF plays a significant role as a high-grade structural feeder (Figure 3). The potential for additional mineralized dikes in the vicinity of the FCF at depth to the west below current drilling is a highly attractive target.

Rhyolite dikes along the entire Bare Mountain swarm were subjected to high-temperature, sanidine- and biotite-stable alteration shortly after emplacement. At Mother Lode, biotite-stable alteration was followed by a lower temperature pervasive illite-smectite-pyrite event that affected both the dikes and surrounding wall rocks. The illite-smectite-pyrite event penetrates well up into the Lithic Ridge Tuff, forming a large sulphidation halo around the gold mineralization. Illite-smectite-pyrite alteration typically exhibits strongly elevated As, Sb and Tl, and may be well-mineralized or only anomalous in gold. The evidence suggests an early relatively barren illite-pyrite event is followed by an overprinting main stage Au-Te sulphidation event.

Trace element geochemistry associated with gold mineralization in drill hole samples includes: As (max 9262 ppm), Sb (max 1429 ppm), Te (max 16 ppm), Tl (max 17 ppm), Hg (max 30 ppm) and Bi (max 25 ppm). The elements with the strongest correlation to gold are tellurium and arsenic. Base metals are very low at Mother Lode. Elevated base metal values are largely associated with basement rocks. The presence of fluorite veining and a strong association between gold and fluorine has been reported at Mother Lode. Fluorine is not included in the multi-element analysis used by Corvus, but fluorite has been identified in the Mother Lode pit. Petrographic studies on sulphide concentrates from drill holes at Mother Lode identified growth zones in pyrite grains exhibiting concentrations of arsenic. It has been concluded that the Mother Lode deposit formed at a depth of 500-1000 metres or less, from gold-bearing fluids with temperatures between 200-240oC. High-grade gold appears to be associated with remobilized carbon, particularly in Tjs and Tjvs in the upper portion of the deposit. Remobilized carbon appears to have accumulated in a blanket-like zone above the upper reaches of the rhyolite dikes.

Jasperoid in Paleozoic rocks appears to have both structural and stratigraphic control. Jasperoid intervals in drill holes commonly contain significant Ag values up to 100 ppm. The average Ag/Au ratio from jasperoid samples is 15:1. The average Ag/Au ratio in non-jasperoid Tertiary rock-hosted samples is <0.5:1. Jasperoid mineralization in Paleozoic rocks may be a separate mineralizing event that predates the main Mother Lode gold system. Jasperoid is typically oxidized and yields high cyanide shake leach recoveries.

NBP Mineralization

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

Historical Exploration Work

The Bullfrog district is informally divided into three subdistricts: 1) Main Bullfrog {west of Beatty NV, along the Southern Bullfrog Hills Fault [SBHF] in Figure 2}; 2) North Bullfrog {west Oasis Valley in the northern Bullfrog Hills in Figure 2}; and 3) Bare Mountain {east of Beatty NV along the Fluorspar Canyon Fault [FCF] in Figure 2}. Figure 2 shows the modern (red) producing mines and the general areas of the subdistricts. Gold was first discovered in the main Bullfrog district by Frank “Shorty” Harris and Ernest Cross on August 9, 1904 at the location of the Original Bullfrog mine. The discovery sparked a rush of prospectors and within a few weeks the district was staked “for nine miles in all directions from the sagebrush flats, including part of the desert to the tip of every summit in sight”. District production is estimated at 111,805 ounces of gold and 868,749 ounces of silver between 1905 and 1921. The Montgomery-Shoshone mine was the most important mine in the district, operating between 1907 and 1910. A number of other small mines in the Main Bullfrog and North Bullfrog subdistricts contributed to the total reported production.

The Bare Mountain subdistrict is also known historically as the Fluorine district. Gold was first discovered on the east side of Bare Mountain in 1905 as prospectors flocked to the Beatty area after the discovery at Original Bullfrog mine. Gold was first discovered in Fluorspar Canyon in 1906 near the Daisy shaft. Unreported amounts of gold were produced from a number of small operations around Bare Mountain between 1907 and 1929. Gold prospecting led to the discovery of a number of fluorite vein deposits associated with gold mineralization including the Daisy (or Crowell), Goldspar and Mary mines. Daisy was by far the largest fluorspar mine producing 204,508 tons between 1919 and 1986. Fluorspar Canyon was named because of a number of fluorite occurrences in the Daisy area.

Mercury was discovered in 1908 at the Harvey (also known as the Telluride) mine on the northeast flank of Bare Mountain just one kilometer south-southwest of the Mother Lode deposit. The Harvey mine operated intermittently between 1912 and 1943 producing 72 flasks of mercury. Another mercury occurrence known as the Tip Top mine lies along the Flatiron jasperoid just 800 metres southwest of the Mother Lode deposit. The Tip Top mine has no documented production, but may have produced up to 100 flasks of mercury. The Harvey and Tip Top mines are known to have gold associated with cinnabar, but no reported gold production. Mercury was later discovered at the Thompson mine in 1929. The Thompson mine is located 5 kilometres northeast of Mother Lode, and is reported to have had only minor mercury production.

Ceramic grade high-purity silica was produced at the Silicon mine between 1919 and 1929, located 1.5 kilometres northwest of the Thompson mine.

Modern exploration for precious metals in the main Bullfrog subdistrict began as early as 1982, when geologists from St. Joe Minerals Corporation became interested in the Montgomery-Shoshone area. St. Joe Minerals conducted extensive exploration in the area of the Montgomery-Shoshone and Senator Stewart mines, resulting in the discovery of the Bullfrog vein deposit in 1987. Several company acquisitions resulted in Barrick Gold Corporation (“Barrick”) being the final owner and operator of the mine. The Bullfrog mine produced gold and silver from three deposits including: 1) Bullfrog (open pit and underground); 2) Montgomery-Shoshone (open pit); and 3) Bonanza Mountain (open pit). Between 1989 and 1999, the Bullfrog mine produced 2.31 million ounces (“Moz”) of gold and 3.0 Moz of silver. The Gold Bar open pit mine, located 4 kilometres northeast of the Original Bullfrog mine, produced a small (unreported) amount of gold in the late 1980’s.

Modern exploration for precious metals in the North Bullfrog subdistrict began as early as 1974. There has been no reported modern production from the North Bullfrog subdistrict.

Modern exploration for precious metals in the Bare Mountain subdistrict began in the 1973 when Cordilleran Exploration Company (“Cordex”) staked claims in the Sterling mine area. Between 1973 and 1977, Cordex discovered and delineated bulk-tonnage sediment-hosted gold mineralization at the Sterling mine. In 1978, Cordex leased the Sterling property to Saga Exploration Company (“Saga”). Saga continued to explore the property, and in 1980 formed the Sterling Mine Joint Venture (“SMJV”). The SMJV began producing gold in April 1980.

Cordex explored the Paleozoic sedimentary rocks in Fluorspar Canyon starting in the mid-1970’s, focusing on gold mineralization associated with the fluorite occurrences. In 1979, U.S. Borax Incorporated (“US Borax”) (Pacific Coast Mines) staked the original BVC claims in the Fluorspar Canyon area. U.S. Borax was primarily interested in uranium, but recognized the potential for bulk-tonnage volcanic-hosted disseminated gold mineralization, and discovered the Secret Pass deposit in 1981. In 1985, Cordex entered into a joint venture agreement with U.S. Borax, and by 1989 had earned 100% interest in the U.S. Borax holdings, which would become the core of the Daisy mine property. In 1990-1991, Inter-Rock Gold, Inc. (“Inter-Rock”), through a series of transactions, acquired an option to earn 100% interest in the Daisy mine property, subject to a 25% back-in right to Cordex. Between 1985 and 1994, Cordex was involved in the discovery and delineation of two new sediment-hosted gold deposits at Daisy South and Daisy West, as well as expanding the Secret Pass deposit. In 1994, Inter-Rock had earned 100% interest in the Daisy mine property through the funding of ongoing exploration, and Cordex (now Rayrock Mines Inc. (“Rayrock”)) elected to exercise their back-in rights to hold 25% interest in the property. In 1995, the Mother Lode property was purchased by Rayrock from U.S. Nevada Gold Search Joint Venture (“USNGSJV”) and incorporated into the Daisy mine property. The Daisy mine partnership subsequently consisted of Rayrock as the operator (35%) and Inter-Rock as the majority owner (65%). The Daisy mine partnership began mining the Secret Pass and Daisy West deposits in late 1996 and ceased mining operations in late 1999. Inter-Rock sold all interest in the Daisy mine property back to Rayrock in 1998. Gold production from the Daisy leach pad continued into 2001.

Reported modern production of 351,744 ounces from Bare Mountain subdistrict has come from the following deposits: 1) 212,744 ounces produced at the Sterling mine (open pit and underground) between 1980 and 2015; 2) 104,000 ounces produced from the combined Secret Pass and Daisy West open pit mines between 1996 and 2001; and 3) 35,000 ounces produced from the Mother Lode open pit mine between 1989-1991.

The discovery and production history of the MLP is presented in the section below.

MLP History

In 1983, shortly after U.S. Borax had discovered the Secret Pass deposit, Galli Exploration Associates (“Galli”) which was later spun off as GEXA Gold Corporation (“GEXA”) in 1987, prospected and staked claims in the Mother Lode-Joshua Hollow areas east of Secret Pass. In 1985, Galli drilled 54 shallow holes in the Flatiron jasperoid area along the Fluorspar Canyon Fault. Mineralized intercepts were generally narrow, low grade, and confined to the fault zone. Galli geologists recommended drilling the pediment area where the Fluorspar Canyon Fault was projected to intersect a northwest-trending rangefront fault. The Mother Lode deposit was discovered in 1987 with drill hole ML-59, which intersected 47m (155 ft) of 1.7 g/t (0.049 ounces per ton) gold. GEXA also discovered the SNA deposit under pediment to the south of Mother Lode in 1987.

The Mother Lode deposit was delineated by drilling in 1987 and 1988. In 1988, GEXA formed USNGSJV with U.S. Precious Metals, Inc. and contract miner N.A. Degerstrom, Inc.. Mining of the Mother Lode deposit began in 1989. Between 1989 and 1991, the USNGSJV produced approximately 35,000 ounces of gold at Mother Lode at an average grade of 1.8 g/t gold. The bulk of the gold production came in 1990. Mining ceased in 1991 as oxide reserves were mined-out.

Rayrock purchased the Mother Lode property in 1995 from the USNGSJV; incorporating the Mother Lode and SNA deposit resources into the Daisy mine property. Rayrock continued to explore the Mother Lode-SNA area through 1997. Rayrock also intended to mine sulfide resources at Mother Lode as a part of their Daisy mine plan but a declining gold price in 1998 prohibited this development. Some mining development was done in the Mother Lode pit between 1998 and 1999, but no separate gold production was reported.

Glamis Marigold Mining Company (“Glamis”) acquired all of the assets of Rayrock in March 1999, including 100% interest in the Daisy mine property. Glamis continued limited gold recovery from the Daisy leach pad into early 2001. The majority of the Daisy mine property was dropped by Glamis in 2001 and 2002, and the Daisy Project began reclamation work. Glamis retained a small portion of the Daisy Project property including the 13 mining claims covering the Mother Lode mine area. Goldcorp USA, Inc. acquired all of the assets of Glamis in 2006, including the 13 claims at Mother Lode. The Mother Lode claims were transferred into Goldcorp Daisy LLC (a wholly owned subsidiary of Goldcorp USA, Inc.) in 2014. In May 2017, Corvus acquired Goldcorp Daisy LLC from Goldcorp USA, Inc. In 2017-2018, Corvus had staked 436 additional mining claims which comprise the current MLP land position shown in Figure 1.

In May 2016, Glamis was notified by the BLM that the BLM was closing the Plan of Operations and authorizing a reclamation cost estimate reduction of 100%. In June 2016, Goldcorp Daisy LLC received notification from the BMRR that all regulatory requirements for permanent closure of the Daisy mine had been met, and that the Water Pollution Control Permit was terminated. Goldcorp Daisy LLC was relieved of all obligations under Nevada Revised Statutes 445 A and the Nevada Administrative Code 445A. BMRR also concurred with the BLM’s decision and terminated the Reclamation Permit 0031 noting that all reclamation and surety liability associated with the permit had been successfully completed.

Sterling Gold Mining Corp began acquiring land and staking open ground in the Daisy-Secret Pass-Mother Lode area in 2005, and by 2007 had assembled a substantial land position at northern Bare Mountain covering all the former Daisy mine property and surrounding Glamis’ small Mother Lode claim block. The land position is currently owned by Coeur Mining Inc.

NBP History

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

Updated NBP-MLP Mineral Resources

Corvus has prepared the following Mineral Resource Estimates in accordance with the disclosure obligations in NI 43-101 and in accordance with the CIM Definition Standards. There have been historic resource estimates at MLP, within the context of NI 43-101, including actual mine production. In addition to NBP Resource Estimates, this report is the first Mineral Resource estimate at MLP since the adoption of NI 43-101. Project mineral inventories are reported at various cut-off-grades and classifications.

Vulcan® Software was used to estimate and quantify the Project Mineral Resources. Vulcan® software utilizes a block modeling approach to represent the deposit as a series of 3-D blocks to which grade attributes, and other attributes can be assigned. Mineral inventories have been pit-constrained using Whittle® in order to demonstrate the reasonable prospects of eventual economic extraction. General statistics and geostatistics were evaluated using GSLIB®, Sage2000®, Rockworks® Utilities, Excel and a variety of internally developed programs. Maps, cross sections, project layout and other visual aides were evaluated with Vulcan® and ArcGIS®.

The evaluation of Mineral Resources for the NBP-MLP Project involved the following procedures:

•	Validation of the database and wireframe models developed by Corvus;
•	Data Processing (compositing and capping) and statistical analysis;
•	Selection of estimation strategies and estimation parameters;
•	Block modelling and grade interpolation and validation of the results;
•	Classification and tabulation of Mineral Resources;
•	Quantifying the reasonable prospects for eventual economic extraction of Mineral Resources.

Table 3 summarizes the Mineral Resources, classified according to CIM definitions, for the Project. Reasonable prospects for eventual economic extraction, defined in this section of the report, assume open pit mining, run-of-mine heap leach processing of oxide mineralization, mill processing of un-oxidized mineralization or mill processing of gravity separable gold and silver.

Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. Numbers may not add up due to rounding. There are no known environmental, permitting, legal, title, taxation, socio-economic, marketing, political, or other relevant factors that may materially affect the Mineral Resource estimate in this report. The Qualified Person for the Mineral Resource Estimate is Scott Wilson.

Table 3 Mother Lode and North Bullfrog, Pit-constrained, Measured, Indicated and Inferred Mineral Resources at Gold Selling Price of USD $1,250 per Ounce (Effective date September 18, 2018)

	Gold Milling Cutoff Grade 0.63-0.76 Au g/t			Gold Heap Leach Cutoff Grade 0.06-0.15 Au g/t			Gold Total (Milling & Heap Leach)
Resource Classification	Tonnes (x1,000)	Au g/t	Au Ounces (x1,000)	Tonnes (x1,000)	Au g/t	Au Ounces (x1,000)	Tonnes (x1,000)	Au g/t	Au Ounces (x1,000)
Measured	9,311	1.59	475	34,560	0.27	305	43,871	0.55	780
Indicated	18,249	1.68	988	149,374	0.24	1,150	167,623	0.40	2,138
Total M & I	27,560	1.65	1,463	183,934	0.25	1,455	211,494	0.43	2,918
Inferred	2,284	1.61	118	78,742	0.26	549	81,026	0.26	667
	Silver Milling Cutoff Grade 0.63-0.76 Au g/t			Silver Heap Leach Cutoff Grade 0.06-0.15 Au g/t			Silver Total (Milling & Heap Leach)
Resource Classification	Tonnes (x1,000)	Au g/t	Au Ounces (x1,000)	Tonnes (x1,000)	Au g/t	Au Ounces (x1,000)	Tonnes (x1,000)	Au g/t	Au Ounces (x1,000)
Measured	6,019	11.47	2,220	14,525	1.41	658	20,544	4.36	2,878
Indicated	8,315	8.93	2,388	129,251	0.66	2,758	137,566	1.16	5,146
Total M & I	14,334	9.99	4,608	143,776	0.74	3,416	158,110	1.58	8,024
Inferred	116	9.12	34	64,669	0.48	1,008	64,785	0.50	1,042

* - Cautionary Note to U.S. Investors: The above table uses the terms “mineral resource,” “measured mineral resource,” “Indicated mineral resource”, “measured and indicated mineral resource” and “inferred mineral resource”. Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into SEC Industry Guide 7 compliant reserves. MLP and NBP do not contain SEC Industry Guide 7 compliant reserves and the properties are exploratory in nature. See “Cautionary Note to U.S. Investors Concerning Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

NBP-MLP Project Development Activities

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

Two additional composites were prepared for comminution testing. The samples were half-HQ core, nominally 25.4 mm (1") diameter in size.

A separate set of 52 oxide samples were investigated for preg-rob assaying, as well as a series of bottle roll tests to demonstrate CN gold recovery.

McClelland Laboratories completed:

•	Head Analyses: conducted on the three metallurgical composites included fire assay, cyanide shake analysis, carbon and sulfur speciation analyses, and diagnostic leach tests.
•	Comminution Testing: a crusher work index, abrasion index and ball mill work index test was conducted on each of the two comminution composites.
•	Gravity Concentration Testing: a whole sample gravity concentration test was conducted on each of the two sulfide composites to determine response to whole sample gravity concentration at a P80-75µm feed size.

•	Flotation Testing: whole sample rougher flotation testing was conducted on the two sulfide composites. Parameters evaluated included feed size, reagent schemes, solids density and desliming before flotation. Bulk, 14 kg, flotation tests were also conducted to generate concentrate for ultra-fine grinding/cyanidation testing and concentrate oxidation tests.
•	Flotation Product Cyanidation Testing: Flotation concentrate from bulk whole flotation tests conducted on the sulfide composites. Concentrate samples were sent to ALS Minerals (Kamloops) for ultra-fine grinding (“UFG”) to generate feeds for cyanidation leach tests. Duplicate cyanidation tests, both with and without activated carbon added, were conducted on the reground concentrate from each composite. Bottle roll cyanidation tests were also conducted on flotation tailings from three selected tests.
•	Bulk Gravity Concentration/Flotation Testing: a bulk (49 kg) gravity concentration test was conducted on each of the two sulfide composites at a P80 -75µm feed size, using a Knelson concentrator to generate concentrate and feed for bulk flotation testing. The resulting gravity concentrate was cleaned by panning. The resulting cleaner tails and rougher tails were recombined and used as feed for a bulk flotation test.
•	Rougher flotation: this was conducted on each of the two gravity tailings to generate concentrate for testing. The gravity cleaner concentrates and flotation rougher concentrates were combined for down-stream process testing.
•	Acid base accounting testing: The testing was also completed on the corresponding flotation tailings.

Additionally,

•	Concentrate roasting tests and cyanidation of roasted residues: this was completed at Hazen Research Inc.
•	Concentrate pressure oxidation and cyanidation of residues: this was completed at Research Development Incorporated, RDi.
•	Atmospheric alkaline oxidation and cyanidation of residues: this was completed at Hazen Research Inc.
•	Biological Oxidation tests: this was completed at McClelland Laboratories.

NBP Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. Water quality monitoring wells and surface springs were sampled in July and December 2018, and in May and June 2019.

The required annual Noxious Weed survey was reported in November 2018, and the survey results did not indicate the presence of any noxious weed at the NBP site. The survey is performed annually and inspects the areas previously disturbed by Corvus exploration activities. The 2019 survey was conducted in June 2019 and results are pending.

The Company operated a meteorological monitoring station at NBP and submitted quarterly reports to the NDEP in September 2018, January 2019 and April 2019.

The Sarcobatus water rights have been renewed for the 2018-2019 period. Quarterly pump tests have been performed and the production volumes reported to Nevada Division of Water Resources. A temporary change of use to mining application was granted by the Nevada Division of Water Resources in 2018. The extraction point of 80 acre-feet of the water was transferred to the NBP to support future exploration operations, and a production water well was drilled in the northwest corner of the NBP, in the Sarcobatus Basin. A tank farm installed to support drilling operations during 2019.

MLP Activities

Baseline data collection work to support the preparation of an EA for an expanded exploration project at Mother Lode was completed during 2019. The EA document and Plan of Operations documents were submitted for review in November 2018. Additional field survey information was required and was collected in April 2019, and revised EA and Plan of Operations documents were submitted to BLM in July 2019.

A Right-of-Way application for use of the existing roads between the MLP site and the existing water wells was submitted to BLM in July 2019.

The historic Mother Lode water production well MW-4 was surveyed by video camera in November 2018 and found to be in serviceable condition. Pumping equipment was installed in November and approximately 6000 gallons of water was produced at a rate of 110 gpm. Historic well MW-3 was re-completed in January 2019. A video log of well PW-2 was performed in January 2019 and indicated that the well was in good condition. The re-completion of PW-2 is planned for December 2019. Completion reports were submitted to Nevada Division of Water Resources.

Planned Exploration Work 2019-2020

Exploration drilling was moved from Mother Lode to North Bullfrog in May 2019. Drilling will performed between May-October 2019 on the Cat Hill, Japeroid, YellowJacket and Deep Rhyolite targets. Following completion of the NBP drilling, the drilling rig will be moved back to the MLP in October 2019 for further exploration.

Exploration Budget 2019-2020

The Company currently projects an exploration expenditure of USD 1.7 million during the 12 months beginning June 1, 2019.

Qualified Person and Quality Control/Quality Assurance

Jeffrey A. Pontius (CPG 11044), a qualified person as defined by NI 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the disclosure in this Annual Report on Form 10-K (other than the Mother Lode mineral resource estimate) and has reviewed and approved the disclosure herein. Mr. Pontius is not independent of the Company, as he is the Chief Executive Officer and President and holds common shares and incentive stock options in Corvus.

Carl E. Brechtel (Colorado PE 23212, Nevada PE 008744 and Registered Member 353000 of SME), a qualified person as defined by National Instrument 43-101, has coordinated execution of the technical work and has reviewed and approved the disclosure in this Annual Report on Form 10-K related thereto. Mr. Brechtel is not independent of the Company, as he is the Chief Operating Officer and holds Common Shares and incentive stock options in Corvus.

The work programs at the NBP and MLP were designed and supervised by Mark Reischman, Corvus Gold’s Nevada Exploration Manager, who is responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. Quality control is monitored by the insertion of blind certified standard reference materials and blanks into each sample shipment. All resource sample shipments are sealed and shipped to American Assay Laboratories in Reno, Nevada, for preparation and assaying.

Assaying for the NBP and MLP holes has been performed by American Assay Laboratories (“AAL”) in Sparks, Nevada. Corvus has no business relationship with AAL beyond being a customer for analytical services. The Sparks laboratory is Standards Council of Canada, Ottawa, Ontario Accredited Laboratory No. 536 and conforms with requirements of CAN-P-1579, CAN-P-4E (ISO/IEC 17025:2005).

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended May 31, 2019, none of the Company’s or its subsidiaries’ properties or projects was subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The Common Shares are listed and posted for trading on the TSX under the symbol “KOR”. In the United States, the Common Shares are quoted for trading on OTXQX under the symbol “CORVF”. Any over-the-counter market quotations on the OTCQX reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As at August 8, 2019, there were 111,962,845 Common Shares issued and outstanding, and the Company had approximately 123 shareholders of record. On August 7, 2019, the closing price of the Common Shares as reported by the TSX was $2.16 and the closing bid price on the OTCQX was USD 1.62.

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

Repurchase of Securities

None

Equity Compensation Plan

The following summary information is presented as of May 31, 2019

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	10,000,000	$1.40	1,146,285
Equity Compensation Plans Not Approved By Securityholders	Nil	Nil	N/A
Total	10,000,000	$1.40	1,146,285

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended May 31, 2019 and 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Forward-Looking Statements” above.

Current Business Activities

General

NBP and MLP Project Exploration

Drilling continued at the MLP during June 1, 2018 through April 8, 2019, with 48 holes completed for 19,241 m drilled. The drilling rig was then moved to the NBP for the remainder of the fiscal year on May 31, 2019, and a total of 9 holes for 2,625 m drilled.

Baseline characterization work continued in the fiscal year ended May 31, 2019, with water quality sampling in September and December 2018 and in January and June 2019. The site meteorological station continued to operate with quarterly reports submitted to NDEP. Wildlife and botanical surveys required by the site operating permits were performed as required, including Invasive Weed surveys and Wildlife surveys for baseline characterization at the MLP. Water sampling was begun at MLP at the water production well sites.

Further metallurgical testing of Mother Lode sulfide and oxide mineralization was initiated in April 2019 at Research Development Inc., SGS Canada and McClelland Laboratories.

Financing

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

On December 20, 2018, the Company closed a non-brokered private placement equity financing and issued 800,000 common shares at a price of $2.60 per common share for gross proceeds of $2,080,000. In connection with the financing, the Company paid an additional $10,242 in share issuance costs.

In April 2019, the Company issued 615,000 common shares on the exercise of 615,000 stock options at an exercise price of $1.40 per stock option for net proceeds of $861,000.

On June 5, 2019, the Company issued 500,000 common shares at a price of $1.80 per common share to EMX Royalty Corporation for gross proceeds of $900,000. The Company also completed the sale of the royalties where four non- core Alaskan royalty interest owned by Corvus was sold to EMX Royalty Corporation for a purchase price of $350,000.

2019 Outlook

During 2019-2020, drilling at the NBP will continue with drill testing of targets at Japeroid and north YellowJacket. Up to 8,500 m are planned for NBP. The drill rig is projected to move back to MLP in October 2019, to drill up to 5,200 m, including some pre-collared holes for up to 1,500 m of follow up coring.

The MLP water well PW-2 will be re-completed in late 2019.

Baseline characterization data will continue to be collected at NBP and MLP, including water quality samples, Invasive weed surveys and meterological data.

Results of Operations

Year ended May 31, 2019 Compared to Year ended May 31, 2018

For the year ended May 31, 2019, the Company had a net loss of $10,858,005 compared to a net loss of $9,298,163 in the prior year. Included in net loss was $1,633,957 (2018 - $673,233) in stock-based compensation charges which was a result of stock options granted during the year and previously granted stock options which vested during the year. Stock-based compensation in the current year comprised of stock options granted on September 15, 2016 and July 31, 2017 which vested during the year and stock options granted on November 19, 2018 and April 9, 2019. The prior year had stock-based compensation arising from stock options granted on September 9, 2015, November 13, 2015, June 22, 2016, September 15, 2016 and July 31, 2017 with vesting during the prior year. The increase in loss of $1,559,842 in the current year was due to a combination of factors discussed below.

The primary factor for the increase in net loss was the exploration expenditures of $5,636,641 incurred in the current year compared to $5,333,180 in the prior year. The exploration activities of the Company increased mainly due to an increase of $218,607 incurred in the exploration in the current year compared with the prior year as the Company secured additional financing throughout the year and focused its exploration efforts on the NBP-MLP and partly due to increased stock-based compensation charges of $140,318 during the current year compared to $55,464 in the prior year. Management expects increases in exploration costs over prior year are likely to continue in the immediate future year as the Company secured further financing in April and June 2019.

Consulting expenses increased to $1,054,967 (2018 - $625,677) mainly due to an increase in stock-based compensation charges of $728,748 during the current period compared to $306,510 in the comparative period of the prior year.

Insurance expenses increased to $213,548 (2018 - $201,415) mainly due to increased insurance premiums as a result of increased Director and Officer Liability coverage during the current year.

Investor relations expenses increased to $1,308,792 (2018 - $909,798) mainly due to an increase in advertising and marketing during the current period as part of the Company’s efforts to secure additional financing and financial advisory fees incurred. There is an increase in stock-based compensation charges of $218,853 during the current period compared to $92,351 in the comparative period of the prior year.

Office expenses decreased to $119,687 (2018 - $132,168) and rent expenses decreased to $74,529 (2018 - $99,440) mainly due to the Company moving its Denver office location in the comparative period of the prior year.

Professional fees increased to $376,322 (2018 - $261,428) due to the professional fees incurred for updating the tax model for the Technical Report and the adjustment of prior years’ audit overaccrual. The increase is also due to an increase in stock-based compensation charges of $12,051 during the current period compared to $7,332 in the comparative period of the prior year.

Regulatory expenses increased to $162,313 (2018 - $96,982) mainly due to an increase in share prices which resulted in an increase to the reporting issuer participation fee which is calculated based on share prices.

Travel expenses increased to $275,602 (2018 - $213,335) mainly due to more property tours conducted during the current period as part of the Company’s effort in securing additional financing throughout the year.

Wages and benefits increased to $1,782,198 (2018 - $1,302,813) mainly due to an increase in stock-based compensation charges of $533,987 during the current period compared to $211,576 in the comparative period of the prior year and an increase of $156,974 in wages and benefits in the current period mainly as a result of increase in wages and bonuses to the CEO and COO of the Company and as a result increase in corresponding employee expenses.

Other expense categories that reflected only moderate change year over year were administration expenses of $430 (2018 - $422), and depreciation expenses of $15,069 (2018 - $18,020).

Other items amounted to an income of $162,093 compared to a loss of $103,485 in the prior year. There was an increase in foreign exchange gain of $85,258 (2018 – loss of $123,758), which is the result of factors outside of the Company’s control and an increase in interest income of $76,835 (2018 - $20,273) as a result of less investment in cashable GIC’s during the prior year.

Three months ended May 31, 2019 Compared to Three months ended May 31, 2018

For the three months ended May 31, 2019, the Company had a net loss of $2,862,083 compared to a net loss of $2,184,520 in the comparative period of the prior year. Included in net loss was $671,809 (2018 - $164,368) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on July 31, 2017, November 19 2018 and April 9, 2019 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on September 15, 2016 and July 31, 2017 which vested during the comparative period of the prior year. The increase in loss of $677,563 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $1,418,450 incurred in the current period compared to $1,257,796 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $119,724 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company secured more funding via exercise of stock options in April 2019 and focused its exploration efforts on the NBP-MLP and partly due to increased stock-based compensation charges of $55,228 during the current period compared to $14,298 in the comparative period of the prior year. Management expects increases in exploration costs over prior periods are likely to continue in the immediate future periods as the Company secured further financing in June 2019.

Consulting fees increased to $391,083 (2018 - $156,695) mainly due to an increase in stock-based compensation charges of $305,614 during the current period compared to $75,445 in the comparative period of the prior year.

Investor relations expenses increased to $305,952 (2018 - $293,503) mainly due to an increase in stock-based compensation charges of $88,177 during the current period compared to $22,534 in the comparative period of the prior year. The increase was offset by a decrease in investor relations-related travels due to timing of marketing trips.

Professional fees increased to $108,921 (2018 - $66,993) mainly due to an increase in the audit accrual and legal fees, and an increase in stock-based compensation charges of $4,518 during the current period compared to $1,821 in the comparative period of the prior year.

Regulatory expenses increased to $59,932 (2018 - $10,671) mainly due to an increase in the base and variable fee paid to the TSX in the current period.

Travel expenses increased to $87,263 (2018 - $49,375) mainly due to more property tours conducted during the current period as the Company’s efforts to secure additional financing.

Wages and benefits increased to $446,545 (2018 - $269,744) mainly due to an increase in stock-based compensation charges of $218,272 during the current period compared to $50,270 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $107 (2018 - $106), depreciation expenses of $3,807 (2018 - $4,543), insurance expenses of $55,757 (2018 - $54,136), office expenses of $33,753 (2018 - $23,731) and rent expenses of $19,008 (2018 – $19,956).

Other items amounted to an income of $68,495 compared to an income of $22,729 in the prior period. There was an increase in foreign exchange to a gain of $46,601 (2018 – $15,023), which was the result of factors outside of the Company’s control and an increase in interest income of $21,894 (2018 - $7,706) as a result of more investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $4,145,085 as at May 31, 2019 compared to $2,610,541 as at May 31, 2018. The change in cash position was the net result of $9,401,728 used for operating activities, $47,318 used for capitalized acquisition costs, $1,769 used on property and equipment, and $10,863,867 received from the private placements of common shares in June 2018 and December 2018 (net of share issue costs), and exercise of stock options during the year ended May 31, 2019.

As at May 31, 2019, the Company had working capital of $4,204,082 compared to working capital of $2,562,047 as at May 31, 2018. On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per share for gross proceeds of $4,500,002. During the second quarter of the year, an aggregate of 4,036,900 common shares were issued on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924. On December 20, 2018, the Company closed a private placement equity financing and issued 800,000 common shares at a price of $2.60 per common share for gross proceeds of $2,080,000. During the fourth quarter of the year, an aggregate of 615,000 common shares were issued on the exercise of 615,000 stock options at an exercise price of $1.40 per stock option for net proceeds of $861,000. On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $1.80 per share for gross proceeds of $900,000 and sold its non-core Alaska royalty interest for a purchase price of $350,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until February 2020. Following February 2020, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2020. The Company’s current anticipated operating expenses are $5,240,000 until February 29, 2020 and $6,030,000 until May 31, 2020. The Company’s anticipated monthly burn rate averages approximately $582,000 for June 2019 to February 2020, where approximately $359,000 is budgeted for administrative purposes and approximately $223,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. From June 2019 to May 2020, the Company’s anticipated monthly burn rate averages approximately $503,000, of which $328,000 is budgeted for administrative purposes and approximately $175,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of February 2020 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities at the NBP and the MLP on its currently anticipated scheduling.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production”. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the NBP and the Mother Lode Property to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2021 fiscal year.

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

Exchange differences arising on the translation of monetary items or on settlement of monetary items are recognized in profit or loss in the Statement of Operations and Comprehensive Loss in the year in which they arise.

Exchange differences arising on the translation of non-monetary items are recognized in other comprehensive income (loss) in the Statement of Operations and Comprehensive Loss to the extent that gains and losses arising on those non-monetary items are also recognized in other comprehensive income (loss). Where the non-monetary gain or loss is recognized in profit or loss, the exchange component is also recognized in profit or loss.

Parent and Subsidiary Companies

The financial results and position of foreign operations whose functional currency is different from the presentation currency are translated as follows:

•	Assets and liabilities are translated at year-end exchange rates prevailing at that reporting date; and
•	Income and expenses are translated at monthly average exchange rates during the year.

Exchange differences arising on translation of foreign operations are transferred directly to the Group’s exchange difference on translating foreign operations in the Statement of Operations and Comprehensive Loss and are reported as a separate component of shareholders’ equity titled “Cumulative Translation Differences”. These differences are recognized in profit or loss in the year in which the operation is disposed of.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2019, the Company recorded a provision of $419,286 (USD 309,000) (2018 - $366,641 (USD 283,000)) for environmental rehabilitation.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2019, 10,000,000 outstanding stock options (2018 – 9,861,900) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

Recently Issued Accounting Standards Updates

Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820). In August 2018, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All entities are required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For calendar year-end public companies, this means an adoption date of January 1, 2020. Early adoption is permitted. The adoption of the guidance has no material impact on the Company’s consolidated financial statements and disclosures.

Accounting Standards Update No. 2018-07 Compensation – Stock Compensation (Topic 718). In June 2018, the FASB issued amendments to improve nonemployee share-based payment accounting. The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Public business entities are required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The adoption of the guidance has no material impact on the Company’s consolidated financial statements and disclosures.

Accounting Standards Update No. 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220). In February 2018, the FASB issued amendments to reclassify certain tax effects from accumulated other comprehensive income. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update also require certain disclosure about stranded tax effects. All entities are required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The adoption of the guidance has no material impact on the Company’s consolidated financial statements and disclosures.

Accounting Standards Update No. 2016-02 Leases (Topic 842). In February 2016, the FASB issued amendments on accounting of leases. These are elements of the new standard that could impact almost all entities to some extent, although lessees will likely see the most significant changes. Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The adoption of the guidance will have an immaterial impact on the Company’s consolidated financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crowe MacKay LLP
1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Main +1 (604) 687-4511 Fax +1 (604) 687-5805 www.crowemackay.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corvus Gold Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Corvus Gold Inc. and subsidiaries (the “Company”) as of May 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at May 31, 2019 and 2018 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe MacKay LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2011.

Vancouver, Canada

August 8, 2019

CORVUS GOLD INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	May 31, 2019	May 31, 2018

ASSETS

Current assets
Cash and cash equivalents	$4,145,085	$2,610,541
Accounts receivable	49,658	25,438
Prepaid expenses	354,971	256,772

Total current assets	4,549,714	2,892,751

Property and equipment (note 4)	45,016	56,490
Capitalized acquisition costs (note 5)	5,619,005	5,238,789

Total assets	$10,213,735	$8,188,030

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 7)	$345,632	$330,704

Total current liabilities	345,632	330,704

Asset retirement obligations (note 5)	419,286	366,641

Total liabilities	764,918	697,345

Shareholders’ equity
Share capital (note 6)	97,726,772	83,606,486
Contributed surplus (note 6)	11,467,753	13,030,715
Accumulated other comprehensive income - cumulative translation differences	1,382,223	1,123,410
Deficit accumulated during the exploration stage	(101,127,931)	(90,269,926)

Total shareholders’ equity	9,448,817	7,490,685

Total liabilities and shareholders’ equity	$10,213,735	$8,188,030

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended May 31,

(Expressed in Canadian dollars)

	2019	2018

Operating expenses
Administration	$430	$422
Consulting fees (notes 6 and 7)	1,054,967	625,677
Depreciation (note 4)	15,069	18,020
Exploration expenditures (notes 5 and 6)	5,636,641	5,333,180
Insurance	213,548	201,415
Investor relations (notes 6 and 7)	1,308,792	909,798
Office and miscellaneous	119,687	132,168
Professional fees (note 6)	376,322	261,428
Regulatory	162,313	96,982
Rent	74,529	99,440
Travel	275,602	213,335
Wages and benefits (notes 6 and 7)	1,782,198	1,302,813

Total operating expenses	(11,020,098)	(9,194,678)

Other income (expense)
Interest income	76,835	20,273
Foreign exchange gain (loss)	85,258	(123,758)

Total other income (expense)	162,093	(103,485)

Net loss for the year	(10,858,005)	(9,298,163)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	258,813	(224,660)

Comprehensive loss for the year	$(10,599,192)	$(9,522,823)

Basic and diluted net loss per share	$(0.10)	$(0.09)

Weighted average number of shares outstanding	108,584,442	101,298,273

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,

(Expressed in Canadian dollars)

	2019	2018

Operating activities
Net loss for the year	$(10,858,005)	$(9,298,163)
Add items not affecting cash:
Depreciation	15,069	18,020
Stock-based compensation (note 6)	1,633,957	673,233
Foreign exchange gain (loss)	(85,258)	123,758
Changes in non-cash items:
Accounts receivable	(24,220)	(11,914)
Prepaid expenses	(98,199)	(7,596)
Accounts payable and accrued liabilities	14,928	37,619

Cash used in operating activities	(9,401,728)	(8,465,043)

Financing activities
Cash received from issuance of shares	10,894,926	10,073,362
Share issuance costs	(31,059)	(107,348)

Cash provided by financing activities	10,863,867	9,966,014

Investing activities
Expenditures on property and equipment	(1,769)	(7,710)
Capitalized acquisition costs	(47,318)	(38,384)

Cash used in investing activities	(49,087)	(46,094)

Effect of foreign exchange on cash	121,492	(144,889)

Increase in cash and cash equivalents	1,534,544	1,309,988

Cash and cash equivalents, beginning of the year	2,610,541	1,300,553

Cash and cash equivalents, end of the year	$4,145,085	$2,610,541

Supplemental cash flow information (note 10)

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2017	92,369,582	$72,670,170	$12,480,784	$1,348,070	$(80,971,763)	$5,527,261

Net loss for the year	–	–	–	–	(9,298,163)	(9,298,163)
Shares issued for cash
Private placement	10,603,933	9,903,499	–	–	–	9,903,499
Exercise of stock options	256,660	169,863	–	–	–	169,863
Share issued for capitalized acquisition costs	1,025,000	847,000	–	–	–	847,000
Other comprehensive income
Exchange difference on translating foreign operations	–	–	–	(224,660)	–	(224,660)
Share issuance costs	–	(107,348)	–	–	–	(107,348)
Reclassification of contributed surplus on exercise of stock options	–	123,302	(123,302)	–	–	–
Stock-based compensation	–	–	673,233	–	–	673,233

Balance, May 31, 2018	104,255,175	83,606,486	13,030,715	1,123,410	(90,269,926)	7,490,685

Net loss for the year	–	–	–	–	(10,858,005)	(10,858,005)
Shares issued for cash
Private placement	2,530,770	6,580,002	–	–	–	6,580,002
Exercise of stock options	4,651,900	4,314,924	–	–	–	4,314,924
Share issued for capitalized acquisition costs	25,000	59,500	–	–	–	59,500
Other comprehensive income
Exchange difference on translating foreign operations	–	–	–	258,813	–	258,813
Share issuance costs	–	(31,059)	–	–	–	(31,059)
Reclassification of contributed surplus on exercise of stock options	–	3,196,919	(3,196,919)	–	–	–
Stock-based compensation	–	–	1,633,957	–	–	1,633,957

Balance, May 31, 2019	111,462,845	$97,726,772	$11,467,753	$1,382,223	$(101,127,931)	$9,448,817

These accompanying notes form an integral part of these consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At May 31, 2019, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at May 31, 2019, the Company had working capital of $4,204,082 compared to working capital of $2,562,047 as at May 31, 2018.  On June 7, 2018, the Company closed a non-brokered private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per common share for gross proceeds of $4,500,002. In November of 2018, the Company issued 4,036,900 common shares on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924. On December 20, 2018, the Company closed a non-brokered private placement equity financing and issued 800,000 common shares at a price of $2.60 per common share for gross proceeds of $2,080,000. In April 2019, the Company issued 615,000 common shares on the exercise of 615,000 stock options at an exercise price of $1.40 per stock option for net proceeds of $861,000. On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $1.80 per common share for gross proceeds of $900,000 (Note 12a)). Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the consolidated financial statements are issued.

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

Exchange differences arising on the translation of monetary items or on settlement of monetary items are recognized in profit or loss in the Statement of Operations and Comprehensive Loss in the year in which they arise.

Exchange differences arising on the translation of non-monetary items are recognized in other comprehensive income (loss) in the Statement of Operations and Comprehensive Loss to the extent that gains and losses arising on those non-monetary items are also recognized in other comprehensive income (loss). Where the non-monetary gain or loss is recognized in profit or loss, the exchange component is also recognized in profit or loss.

Parent and Subsidiary Companies

The financial results and position of foreign operations whose functional currency is different from the presentation currency are translated as follows:

•	Assets and liabilities are translated at year-end exchange rates prevailing at that reporting date; and
•	Income and expenses are translated at monthly average exchange rates during the year.

Exchange differences arising on translation of foreign operations are transferred directly to the Group’s exchange difference on translating foreign operations in the Statement of Operations and Comprehensive Loss and are reported as a separate component of shareholders’ equity titled “Cumulative Translation Differences”. These differences are recognized in profit or loss in the year in which the operation is disposed of.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2019, the Company recorded a provision of $419,286 (USD 309,000) (2018 - $366,641 (USD 283,000)) for environmental rehabilitation.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2019, 10,000,000 outstanding stock options (2018 – 9,861,900) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

Recently Issued Accounting Standards Updates

Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820). In August 2018, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All entities are required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For calendar year-end public companies, this means an adoption date of January 1, 2020. Early adoption is permitted. The adoption of the guidance has no material impact on the Company’s consolidated financial statements and disclosures.

Accounting Standards Update No. 2018-07 Compensation – Stock Compensation (Topic 718). In June 2018, the FASB issued amendments to improve nonemployee share-based payment accounting. The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Public business entities are required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The adoption of the guidance has no material impact on the Company’s consolidated financial statements and disclosures.

Accounting Standards Update No. 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220). In February 2018, the FASB issued amendments to reclassify certain tax effects from accumulated other comprehensive income. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update also require certain disclosure about stranded tax effects. All entities are required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The adoption of the guidance has no material impact on the Company’s consolidated financial statements and disclosures.

Accounting Standards Update No. 2016-02 Leases (Topic 842). In February 2016, the FASB issued amendments on accounting of leases. These are elements of the new standard that could impact almost all entities to some extent, although lessees will likely see the most significant changes. Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The adoption of the guidance will have an immaterial impact on the Company’s consolidated financial statements and disclosures.

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

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified to the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The following table presents the financial instruments recorded at fair value, classified using the fair value hierarchy described above:

May 31, 2019	Level 1

Cash and cash equivalents	$4,145,085

May 31, 2018	Level 1

Cash and cash equivalents	$2,610,541

4.	PROPERTY AND EQUIPMENT

	Computer Equipment	Vehicles	Tent	Total

Cost
Balance, May 31, 2017	$78,341	$92,094	$67,500	$237,935
Additions	7,710	–	–	7,710
Currency translation adjustments	(2,432)	(3,766)	(2,760)	(8,958)

Balance, May 31, 2018	83,619	88,328	64,740	236,687
Additions	1,769	–	–	1,769
Currency translation adjustments	2,728	3,949	2,895	9,572

Balance, May 31, 2019	$88,116	$92,277	$67,635	$248,028

Depreciation
Balance, May 31, 2017	$53,544	$78,466	$36,396	$168,406
Depreciation for the year	8,312	3,849	5,859	18,020
Currency translation adjustments	(1,712)	(3,137)	(1,380)	(6,229)

Balance, May 31, 2018	60,144	79,178	40,875	180,197
Depreciation for the year	7,391	2,802	4,876	15,069
Currency translation adjustments	2,202	3,605	1,939	7,746

Balance, May 31, 2019	$69,737	$85,585	$47,690	$203,012

Carrying amounts

Balance, May 31, 2018	$23,475	$9,150	$23,865	$56,490

Balance, May 31, 2019	$18,379	$6,692	$19,945	$45,016

5.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 5a))	(note 5b))

Balance, May 31, 2017	$4,527,740	$–	$4,527,740
Acquisition costs
Cash payments (note 5a)(ii)(1))	38,384	–	38,384
Shares issued (note 5a)(ii)(1), 5b) and 6)	37,000	810,000	847,000
Asset retirement obligations	9,899	30,475	40,374
Currency translation adjustments	(184,271)	(30,438)	(214,709)

Balance, May 31, 2018	4,428,752	810,037	5,238,789

Acquisition costs
Cash payments (note 5a)(ii)(1))	47,318	–	47,318
Shares issued (note 5a)(ii)(1) and 6)	59,500	–	59,500
Asset retirement obligations	24,765	11,485	36,250
Currency translation adjustments	200,922	36,226	237,148

Balance, May 31, 2019	$4,761,257	$857,748	$5,619,005

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2019:

	North Bullfrog	Mother Lode	Total
	(note 5a))	(note 5b))

Exploration costs:
Assay	$14,839	$567,274	$582,113
Drilling	208,421	1,788,433	1,996,854
Equipment rental	33,173	66,780	99,953
Field costs	13,620	248,059	261,679
Geological/ Geophysical	83,972	650,424	734,396
Land maintenance & tenure	414,636	271,749	686,385
Permits	7,546	155,661	163,207
Studies	98,904	891,297	990,201
Travel	14,035	107,818	121,853

Total expenditures for the year	$889,146	$4,747,495	$5,636,641

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2018:

	North Bullfrog	Mother Lode	Total
	(note 5a))	(note 5b))

Exploration costs:
Assay	$44,703	$742,751	$787,454
Drilling	(3,265)	1,885,504	1,882,239
Equipment rental	15,698	89,965	105,663
Field costs	33,310	315,406	348,716
Geological/ Geophysical	80,771	658,575	739,346
Land maintenance & tenure	337,695	144,985	482,680
Permits	9,036	113,246	122,282
Studies	478,904	270,754	749,658
Travel	10,245	104,897	115,142

Total expenditures for the year	$1,007,097	$4,326,083	$5,333,180

a)	North Bullfrog Project, Nevada

The Company’s North Bullfrog project consists of certain leased patented lode mining claims and federal unpatented mining claims owned 100% by the Company.

(i)	Interests acquired from Redstar Gold Corp.

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of six leases covering 33 patented mining claims. The leases have an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the Company:

The Company is required to pay annual advance minimum royalty payments (recoupable from production royalties) for as long as there are mining activities continuing on the claims or contiguous claims held by the Company. The required annual advance minimum royalty payments are:

¤	39,800 USD
¤	17,700 USD (adjusted annually for inflation)

The lessor is entitled to receive a separate NSR royalty related to all production from the leased property of the various individual leases which may be purchased by the Company as follows:

¤	a 4% NSR royalty, which may be purchased by the Company for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).
¤	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

¤	a 3% NSR royalty on all production, which may be purchased by the Company for USD 850,000 per 1% (USD 2,550,000 for the entire royalty).
¤	a 3% NSR royalty on all production which may be purchased by the Company for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).
¤	a 4% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).
¤	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).
¤	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty)

The various NSR royalties above relate only to the property covered by each specific lease and are not cumulative.

The Company has an option to purchase a property related to twelve patented mining claims for USD 1,000,000 at any time during the life of the lease (subject to the net smelter return (“NSR”) royalty of 4% which may be purchased by the Company for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

¤	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. Pursuant to an extension agreement dated January 15, 2016 and fully executed and effective as of November 22, 2017, the parties agreed to extend the lease and option granted for an additional ten years with the same lease payment terms.

¤	Lease Payments: Corvus Nevada will pay USD 10,000 and deliver 50,000 common shares of ITH (USD 10,000 paid on November 15, 2018 and 50,000 common shares of ITH, purchased for $34,116 in the market by the Company, were delivered on November 6, 2018).

¤	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company, all future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (issued 25,000 shares of the Company on November 26, 2018).

¤	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years four to six (incurred), USD 300,000 for the years seven to ten (incurred) and USD 300,000 for the years 11 – 20 (incurred). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.

¤	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, subject to extension for an additional ten years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 30,000 (paid to March 1, 2019), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the NSR royalty for USD 1,000,000 per 1%. If the lessee purchases the entire NSR royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 kilometres north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is three years with provision to extend the lease for an additional seven years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2019). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

b)	Mother Lode Property, Nevada

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $419,286 (USD 309,000) (May 31, 2018 - 366,641 (USD 283,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

6.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the year ended May 31, 2019:

a)	On June 7, 2018, the Company closed a private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per common share for gross proceeds of $4,500,002. The Company paid an additional $14,605 in share issuance costs.

b)	On November 26, 2018, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 5a)(ii)(1)), with a fair value of $59,500. The Company paid $6,212 in share issuance costs.

c)	In November 2018, the Company issued 4,036,900 common shares on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924.

d)	On December 20, 2018, the Company closed a private placement equity financing and issued 800,000 common shares at a price of $2.60 per common share for gross proceeds of $2,080,000. The Company paid an additional $10,242 in share issuance costs.

e)	In April 2019, the Company issued 615,000 common shares on the exercise of 615,000 stock options at an exercise price of $1.40 per stock option for net proceeds of $861,000.

During the year ended May 31, 2018:

a)	On June 9, 2017, the Company issued 1,000,000 common shares in connection with the acquisition of the Mother Lode Property (note 5b)), with a fair value of $810,000. The Company paid an additional $7,703 in share issuance costs.

b)	On July 6, 2017, the Company closed a non-brokered private placement equity financing and issued 6,200,000 common shares at a price of $0.75 per common share for gross proceeds of $4,650,000. In connection with the financing, the Company paid an additional $14,788 in share issuance costs.

c)	On November 30, 2017, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 5a)(ii)(1)), with a fair value of $37,000.

d)	An aggregate of 256,660 common shares were issued on exercise of 256,660 stock options for gross proceeds of $169,863.

e)	On December 7, 2017, the Company closed a non-brokered private placement equity financing and issued 2,829,130 common shares at a price of $1.15 per common share for gross proceeds of $3,253,499, and 1,574,803 common shares at a price of $1.27 per common share for gross proceeds of $2,000,000. In connection with the financing, the Company paid an additional $84,857 in share issuance costs.

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

A summary of the status of the stock option plan as of May 31, 2019, and 2018, and changes during the years are presented below:

	2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the year	9,861,900	$0.85	8,846,900	$0.87
Granted	4,920,000	2.06	1,840,000	0.77
Exercised	(4,651,900)	(0.93)	(256,660)	(0.66)
Forfeited	(130,000)	(1.81)	(568,340)	(0.93)

Balance, end of the year	10,000,000	$1.40	9,861,900	$0.85

The weighted average remaining contractual life of options outstanding at May 31, 2019 was 3.25 years (2018 – 1.74 years).

Stock options outstanding are as follows:

	2019			2018
Expiry Date	Exercise Price	Number of Options	Exercisable at Year- End	Exercise Price	Number of Options	Exercisable at Year- End

September 19, 2017*	$0.96	–	–	$0.96	1,966,900	1,966,900
August 16, 2018*	$0.76	–	–	$0.76	2,095,000	2,095,000
September 8, 2019	$1.40	635,000	635,000	$1.40	1,250,000	1,250,000
September 9, 2020	$0.46	620,000	620,000	$0.46	625,000	625,000
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	1,085,000	1,085,000	$0.91	1,085,000	722,610
July 31, 2022	$0.77	1,840,000	612,720	$0.77	1,840,000	–
November 19, 2023	$2.06	4,420,000	–	$–	–	–
April 9, 2024	$2.04	400,000	–	$–	–	–

		10,000,000	3,952,720		9,861,900	7,659,510

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the years. The fair value of options granted was $7,442,708 (2018 - $951,067), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the year ended May 31,	2019	2018

Risk-free interest rate	2.22%	1.65%
Expected life of options (in years)	5	5
Annualized volatility	73.88%	79.14%
Dividend yield	0%	0%
Exercise price	$2.06	$0.77

Fair value per share	$1.51	$0.52

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the year ended May 31,	2019	2018

Consulting fees	$728,748	$306,510
Exploration expenditures – Geological/geophysical	140,318	55,464
Investor relations	218,853	92,351
Professional fees	12,051	7,332
Wages and benefits	533,987	211,576

	$1,633,957	$673,233

7.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the year ended May 31,	2019	2018

Consulting fees to CFO	$130,000	$124,167
Wages and benefits to CEO and COO	995,974	880,520
Directors fees (included in consulting fees)	155,219	154,000
Stock-based compensation to related parties	1,147,341	494,777

	$2,428,534	$1,653,464

As at May 31, 2019, included in accounts payable and accrued liabilities was $12,810 (2018 – $15,537) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

May 31, 2019
Capitalized acquisition costs	$–	$5,619,005	$5,619,005
Property and equipment	$7,840	$37,176	$45,016

May 31, 2018
Capitalized acquisition costs	$–	$5,238,789	$5,238,789
Property and equipment	$11,200	$45,290	$56,490

For the year ended May 31,	2019	2018

Net loss for the year – Canada	$(3,770,719)	$(2,552,140)
Net loss for the year – United States	(7,087,286)	(6,746,023)

Net loss for the year	$(10,858,005)	$(9,298,163)

9.	SUBSIDIARIES

Significant subsidiaries for the years ended May 31, 2019 and 2018 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2019	The Company’s effective interest for 2018

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

10.	SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended May 31,	2019	2018

Supplemental cash flow information
Interest paid	$–	$–
Income taxes paid (received)	$–	$–
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$59,500	$847,000
Change in asset retirement obligations included in capitalized acquisition costs	$36,250	$40,374
Reclassification of contributed surplus on exercise of stock options	$3,196,919	$123,302

11.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended May 31:

	2019	2018

Loss before income taxes	$(10,858,005)	$(9,298,163)
Statutory Canadian corporate tax rate	26.42%	26.42%

Income tax recovery at statutory rates	$(2,868,322)	$(2,456,264)
Stock-based compensation	431,637	177,846
Effect of tax rate change	(12,432)	(109,857)
Difference in tax rates in other jurisdictions	(549,814)	(522,120)
Tax benefits not realized	2,998,931	2,910,395

Income tax recovery	$–	$–

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2019	2018

Deferred income tax assets (liabilities)
Mineral properties	$21,333,000	$18,619,000
Property and equipment	12,000	42,000
Share issuance costs	27,000	40,000
Non-capital losses available for future periods	9,763,000	8,378,000

	31,135,000	27,079,000
Valuation allowance	(31,135,000)	(27,079,000)

Net deferred tax assets	$–	$–

At May 31, 2019, the Company has available non-capital tax losses for Canadian income tax purposes of approximately $13,583,000 and net operating loss for US tax purposes of approximately $17,930,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2029	$–	$1,293,000
2030	–	2,000
2031	379,000	192,000
2032	1,089,000	1,646,000
2033	1,443,000	2,173,000
2034	1,733,000	4,233,000
2035	1,806,000	1,967,000
2036	1,354,000	1,940,000
2037	1,624,000	1,342,000
2038	1,949,000	1,538,000
2039	2,206,000	1,604,000

	$13,583,000	$17,930,000

In addition, the Company has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $67,679,000 and in Canada of approximately $333,000, which may be deductible for tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

12.	SUBSEQUENT EVENT

a)	On May 21, 2019, the Company entered into an agreement with EMX Royalty Corporation (“EMX”) for a $900,000 private placement and sale of royalties to EMX for $350,000.

On June 5, 2019, the Company issued 500,000 common shares at a price of $1.80 per common share to EMX for gross proceeds of $900,000.

On June 7, 2019, the Company completed the sale of the royalties where four non-core Alaskan royalty interest owned by Corvus was sold to EMX for a purchase price of $350,000. The general terms of the Alaskan royalty package sale include:

•	Chisna project 1% NSR
•	LMS project 3% NSR
•	Goodpaster District 1% NSR
•	West Pogo project 2% NSR. The Company has retained a 1% NSR in the West Pogo project which is immediately west of the operating Pogo mine in the Goodpaster District of Alaska.

b)	On June 13, 2019, the Company granted incentive stock options to officers, directors, consultants and employees of the Company to purchase 1,115,000 common shares in the share capital of the Company. The options are exercisable on or before June 13, 2024 at a price of $2.18 per share. The options will vest as to 33.3% on June 13, 2020, 33.3% on June 13, 2021, and 33.4% on June 13, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of May 31, 2019, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of May 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2019 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2019. We reviewed the results of management’s assessment with our Finance and Audit Committee.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm because as an “emerging growth company” we are exempt from Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer

Date: August 8, 2019

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

By:	/s/ Jeffrey Pontius	By:	/s/ Steve Aaker
	Jeffrey Pontius		Steve Aaker
	Chief Executive Officer		Director
(Principal Executive Officer)
Date: August 8, 2019
Date: August 8, 2019

By:	/s/ Peggy Wu	By:	/s/ Edward Yarrow
	Peggy Wu		Edward Yarrow
	(Principal Financial Officer and Principal Accounting Officer)		Director

Date: August 8, 2019		Date: August 8, 2019

By:	/s/ Anton J. Drescher	By:	/s/ Ronlad Largent
	Anton J. Drescher		Ronald Largent
	Director		Director

Date: August 8, 2019		Date: August 8, 2019

By:	/s/ Rowland Perkins
Rowland Perkins
Director

Date: August 8, 2019

EXHIBIT INDEX

Exhibit Number	Description

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

4.1	Description of Common Shares

10.1*	2010 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.2*	Employment agreement made as of June 1, 2011 between Corvus Nevada and Jeffrey Pontius, incorporated by reference to Exhibit 10.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.3*	Employment agreement made as of October 26, 2011 between Corvus Nevada and Carl Brechtel, incorporated by reference to Exhibit 10.4 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.4*	Separation Agreement made as of June 29, 2015 between the Company and Russell Myer incorporated by reference to Exhibit 10.5 to the Company’s 10K filing as filed with the SEC on August 26, 2015

10.5*	Amendment to Consulting Agreement dated October 12, 2017, incorporated by reference to Exhibit 10.1 to the Company’s 10Q filing as filed with the SEC on January 11, 2018 and on Form 8-K as filed with the SEC on December 8, 2017

10.6*	Consulting Agreement dated June 1, 2011, incorporated by reference to Exhibit 10.2 to the Company’s 10Q filing as filed with the SEC on January 11, 2018

21.1	List of Subsidiaries

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott Wilson

23.4	Consent of Crowe MacKay LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* -	Management contract or compensatory plan.
(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2019 and May 31, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years ended May 31, 2019 and 2018, (iii) the Consolidated Statements of Cash Flows for the Years Ended May 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Equity for the Years Ended May 31, 2019 and 2018, (v) the Notes to the Consolidated Financial Statements.

