Form 10-Q
period 2019-08-31
Corvus Gold Inc.
filed 2019-09-25
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-55447

CORVUS GOLD INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1750-700 West Pender Street Vancouver, British Columbia, Canada, (Address of Principal Executive Offices)	V6C 1G8 (Zip code)
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

Yes ☒              No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of September 25, 2019, the registrant had 112,462,845 common shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	August 31, 2019	May 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$4,325,128	$4,145,085
Accounts receivable	30,757	49,658
Prepaid expenses	233,888	354,971

Total current assets	4,589,773	4,549,714

Property and equipment	41,541	45,016
Right-of-use assets (note 3)	121,695	-
Capitalized acquisition costs (note 4)	5,522,633	5,619,005

Total assets	$10,275,642	$10,213,735

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$323,816	$345,632

Total current liabilities	323,816	345,632

Asset retirement obligations (note 4)	423,225	419,286
Lease liabilities (note 3)	123,040	-

Total liabilities	870,081	764,918

Shareholders’ equity
Share capital (note 5)	99,910,144	97,726,772
Contributed surplus (note 5)	12,263,510	11,467,753
Accumulated other comprehensive income - cumulative translation differences	1,295,244	1,382,223
Deficit accumulated during the exploration stage	(104,063,337)	(101,127,931)

Total shareholders’ equity	9,405,561	9,448,817

Total liabilities and shareholders’ equity	$10,275,642	$10,213,735

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

“Anton Drescher”                                           Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2019	2018

Operating expenses
Administration	$107	$106
Consulting fees (notes 5 and 6)	443,107	140,695
Depreciation	9,031	3,673
Exploration expenditures (notes 4 and 5)	1,394,155	1,653,100
Insurance	55,698	51,629
Investor relations (notes 5 and 6)	334,513	217,671
Office and miscellaneous	26,732	23,408
Professional fees (note 5)	77,089	56,163
Regulatory	61,087	42,288
Rent	14,141	18,207
Travel	43,391	38,229
Wages and benefits (notes 5 and 6)	449,807	257,219

Total operating expenses	(2,908,858)	(2,502,388)

Other income (expense)
Interest income and expense	16,066	15,300
Foreign exchange gain (loss)	(42,614)	44,640

Total other income (expense)	(26,548)	59,940

Net loss for the period	(2,935,406)	(2,442,448)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(86,979)	45,368

Comprehensive loss for the period	$(3,022,385)	$(2,397,080)

Basic and diluted net loss per share	$(0.03)	$(0.02)

Weighted average number of shares outstanding	111,670,182	105,891,881

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2019	2018

Operating activities
Net loss for the period	$(2,935,406)	$(2,442,448)
Add items not affecting cash:
Depreciation	9,031	3,673
Stock-based compensation (note 5)	795,757	164,368
Foreign exchange (gain) loss	42,614	(44,640)
Changes in non-cash items:
Accounts receivable	18,901	(3,227)
Prepaid expenses	121,083	8,254
Accounts payable and accrued liabilities	(21,816)	(47,587)

Cash used in operating activities	(1,969,836)	(2,361,607)

Financing activities
Cash received from issuance of shares	2,200,000	4,500,002
Share issuance costs	(16,628)	(14,605)
Lease liabilities payments	(4,861)	-

Cash provided by financing activities	2,178,511	4,485,397

Investing activities	-	-

Effect of foreign exchange on cash	(28,632)	49,364

Increase in cash and cash equivalents	180,043	2,173,154

Cash and cash equivalents, beginning of the period	4,145,085	2,610,541

Cash and cash equivalents, end of the period	$4,325,128	$4,783,695

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31, 2019

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2019	111,462,845	$97,726,772	$11,467,753	$1,382,223	$(101,127,931)	$9,448,817

Net loss for the period	-	-	-	-	(2,935,406)	(2,935,406)
Shares issued for cash
Private placement	1,000,000	2,200,000	-	-	-	2,200,000
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(86,979)	-	(86,979)
Share issuance costs	-	(16,628)	-	-	-	(16,628)
Stock-based compensation	-	-	795,757	-	-	795,757

Balance, August 31, 2019	112,462,845	$99,910,144	$12,263,510	$1,295,244	$(104,063,337)	$9,405,561

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At August 31, 2019, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at August 31, 2019, the Company had working capital of $4,265,957 compared to working capital of $4,204,082 as at May 31, 2019.  On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $1.80 per common share for gross proceeds of $900,000. On August 19, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statements are issued.

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

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2019 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at August 31, 2019 and the results of its operations for the three months then ended. Operating results for the three months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020. The 2019 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended August 31, 2019, 11,115,000 outstanding stock options (2018 - 9,861,900) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

3.	ADOPTION OF NEW ACCOUNTING STANDARDS AND AMENDMENTS

Accounting Standrads Update: No. 2016-02 Leases (Topic 842)(“Topic 842 – Leases”)

Effective June 1, 2019, the Company adopted Topic 842 – Leases, which specifies how to recognize, measure, present and disclose leases. The standard provides a single accounting model, requiring the recognition of assets and liabilities for all major leases previously classified as “operational leases”.

a)	The Company’s accounting policy under Topic 842 – Leases

Definition of a lease

At inception of a contract, the Company assesses whether a contract is, or contains, a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has elected to apply the practical expedient to grandfather the lease definition for existing contracts on transition. It applied the definition of a lease under Topic 842 – Leases to existing contracts as of June 1, 2019.

The Company has also elected to apply the practical expedient to account for each lease component and any non-lease components as a single lease component.

As a lessee

The Company leases its head office space, based on lease agreement having a fixed duration until January 30, 2023 and a Denver office space, based on lease agreement having a fixed duration until August 31, 2020.

The Company recognizes a right-of-use asset and a lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, based on the initial amount of the lease liability. The assets are depreciated to the earlier of the end of the useful life of the right-of-use asset or the lease term using the straight-line method as this most closely reflects the expected pattern of consumption of the future economic benefits. The lease term includes periods covered by an option to extend if the Company is reasonably certain to exercise that option. In addition, the right-of-use asset is periodically adjusted for certain remeasurements of the lease liability.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate.

The ongoing lease liability is measured at amortized cost using the effective interest method. It is measured when there is a change in future lease payments, if there is a change in the Company’s estimate of the amount expected to be payable under a residual value guarantee, or if the Company changes its assessment of whether it will exercise a purchase, extension or termination option.

When the lease liability is remeasured in this way a corresponding adjustment is made to the carrying amount of the right-of-use asset or is recorded in profit or loss if the carrying amount of the right-of-use asset has been reduced to zero.

b)	Impact of transition to Topic 842 – Leases

Effective June 1, 2019, the Company adopted Topic 842 – Leases using the modified retrospective approach and accordingly the information presented for the period ended August 31, 2018 has not been restated. The cumulative effect of initial application is recognized in deficit at June 1, 2019. Comparative amounts for August 31, 2018 remain as previously reported.

On initial application, the Company has elected to record right-of-use assets based on the corresponding lease receivables and/or lease liabilities. Lease receivables and liabilities have been measured by discounting future lease payments at the incremental borrowing rate at June 1, 2019. The incremental borrowing rate applied was 10% per annum and represents the Company’s best estimate of the rate of interest that it would expect to pay to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in the current economic environment. As of the initial date of application of Topic 842 – Leases, the remaining non-cancellable period of the office lease was three years and eight month.

The Company has elected to apply the practical expedient to account for leases for which the lease term ends within 12 months of the date of initial application and leases of low value assets as short-term leases. The lease payments associated with these leases are recognized as expenses on a straight-line basis over the lease term.

The Company has also elected to apply the practical expedient for excluding the initial direct costs for the measurement of right-of-use assets at the date of initial application, as well as for using hindsight in determining the lease term where the contract contains options to extend or terminate the lease.

The application of Topic 842 – Leases to leases previously classified as operating leases, resulted in the recognition of right-of-use assets and lease liabilities as at June 1, 2019 as summarized in the following table:

	June 1, 2019 prior to adoption of Topic 842 – Leases	Adjustments	June 1, 2019 after adoption of Topic 842 – Leases

Non-current assets:
Right-of-use assets	$-	$88,957	$88,957

Non-current liabilities
Lease liabilities	$-	$88,957	$88,957

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Balance, May 31, 2019	$4,761,257	$857,748	$5,619,005
Currency translation adjustments	(81,660)	(14,712)	(96,372)

Balance, August 31, 2019	$4,679,597	$843,036	$5,522,633

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2019:

	North Bullfrog	Mother Lode	Alaskan royalty interest	Total
	(note 4a))	(note 4b))	(note 4c))

Exploration costs:
Assay	$151,720	$36,558	$-	$188,278
Asset retirement obligations	11,130	-	-	11,130
Drilling	473,226	-	-	473,226
Equipment rental	17,595	2,987	-	20,582
Field costs	78,798	82,298	-	161,096
Geological/ Geophysical	145,634	65,904	-	211,538
Land maintenance & tenure	307,713	107,814	-	415,527
Permits	1,617	31,140	-	32,757
Studies	31,823	141,028	-	172,851
Travel	23,718	1,989	-	25,707

	1,242,974	469,718	-	1,712,692
Cost recovery	-	-	(318,537)	(318,537)

Total expenditures (recovery) for the period	$1,242,974	$469,718	$(318,537)	$1,394,155

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2018:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$-	$203,078	$203,078
Drilling	-	502,000	502,000
Equipment rental	-	13,890	13,890
Field costs	284	68,936	69,220
Geological/ Geophysical	14,298	136,659	150,957
Land maintenance & tenure	196,980	225,275	422,255
Permits	4,385	40,400	44,785
Studies	5,377	213,906	219,283
Travel	-	27,632	27,632

Total expenditures for the period	$221,324	$1,431,776	$1,653,100

a)	North Bullfrog Project, Nevada

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

☐	39,800 USD
☐	17,700 USD (adjusted annually for inflation)

The lessor is entitled to receive a separate NSR royalty related to all production from the leased property of the various individual leases which may be purchased by the Company as follows:

☐	a 4% NSR royalty, which may be purchased by the Company for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).
☐	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).
☐	a 3% NSR royalty on all production, which may be purchased by the Company for USD 850,000 per 1% (USD 2,550,000 for the entire royalty).
☐	a 3% NSR royalty on all production which may be purchased by the Company for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).
☐	a 4% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).
☐	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).
☐	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

☐	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. Pursuant to an extension agreement dated January 15, 2016 and fully executed and effective as of November 22, 2017, the parties agreed to extend the lease and option granted for an additional ten years with the same lease payment terms.

☐	Lease Payments: Corvus Nevada will pay USD 10,000 and deliver 50,000 common shares of ITH annually.

☐	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company, all future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (25,000 common shares of the Company) annually.

☐	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years four to six (incurred), USD 300,000 for the years seven to ten (incurred) and USD 300,000 for the years 11 – 20 (incurred). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.

☐	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, subject to extension for an additional ten years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 30,000 (paid to March 1, 2019), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the NSR royalty for USD 1,000,000 per 1%. If the lessee purchases the entire NSR royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 kilometres north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is three years with provision to extend the lease for an additional seven years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2019). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

b)	Mother Lode Property, Nevada

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

c)	Alaskan Royalty Interest, Alaska

On June 7, 2019, the Company completed the sale of the royalties where four non-core Alaskan royalty interests owned by Corvus were sold to EMX Royalty Corporation (“EMX”) for a purchase price of $350,000. In connection with the Alaskan royalty package sale, the Company incurred $31,463 in legal fees, resulting in a total cost recovery for the Alaska Royalty Interest of $318,537.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $423,225 (USD 318,000) (May 31, 2019 - $419,286 (USD 309,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the period ended August 31, 2019:

a)	On June 5, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $1.80 per common share for gross proceeds of $900,000. In connection with the financing, the Company paid an additional $7,701 in share issuance costs.

b)	On August 19, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. In connection with the financing, the Company paid an additional $8,927 in share issuance costs.

Stock options

Stock options awarded to employees and non-employees by the Company are measured and recognized in the Condensed Interim Consolidated Statement of Operations and Comprehensive Loss over the vesting period.

The Company has adopted an incentive stock option plan, first adopted in 2010 and then amended in 2013 and 2019 (the “Amended 2010 Plan”). The essential elements of the Amended 2010 Plan provide that the aggregate number of common shares of the Company’s share capital that may be made issuable pursuant to options granted under the Amended 2010 Plan (together with any other shares which may be issued under other share compensation plans of the Company) may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the Amended 2010 Plan will have a maximum term of ten years. The exercise price of options granted under the Amended 2010 Plan will not be less than the greater of the market price of the common shares (as defined by TSX, currently defined as the five day volume weighted average price for the five trading days immediately preceding the date of grant) or the closing market price of the Company’s common shares for the trading day immediately preceding the date of grant), or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Amended 2010 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the status of the stock option plan as of August 31, 2019, and May 31, 2019, and changes during the periods are presented below:

	Three months ended August 31, 2019		Year ended May 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	10,000,000	$1.40	9,861,900	$0.85
Granted	1,115,000	2.18	4,920,000	2.06
Exercised	-	-	(4,651,900)	(0.93)
Forfeited	-	-	(130,000)	(1.81)

Balance, end of the period	11,115,000	$1.48	10,000,000	$1.40

The weighted average remaining contractual life of options outstanding at August 31, 2019 was 3.17 years (May 31, 2019 – 3.25 years).

Stock options outstanding are as follows:

	August 31, 2019			May 31, 2019
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Period- End

September 8, 2019*	$1.40	635,000	635,000	$1.40	635,000	635,000
September 9, 2020	$0.46	620,000	620,000	$0.46	620,000	620,000
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	1,085,000	1,085,000	$0.91	1,085,000	1,085,000
July 31, 2022	$0.77	1,840,000	1,225,440	$0.77	1,840,000	612,720
November 19, 2023	$2.06	4,420,000	-	$2.06	4,420,000	-
April 9, 2024	$2.04	400,000	-	$2.04	400,000	-
June 13, 2024	$2.18	1,115,000	-	$-	-	-

		11,115,000	4,565,440		10,000,000	3,952,720

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $1,443,647 (2018 - $nil), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the period ended August 31,	2019	2018

Risk-free interest rate	1.35%	N/A
Expected life of options (years)	5	N/A
Annualized volatility	75.13%	N/A
Dividend yield	0%	N/A
Exercise price	$2.18	N/A

Fair value per share	$1.29	N/A

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the three months ended August 31,	2019	2018

Consulting fees	$373,424	$75,445
Exploration expenditures – Geological/geophysical	67,967	14,298
Investor relations	106,843	22,534
Professional fees	5,919	1,821
Wages and benefits	241,604	50,270

	$795,757	$164,368

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the three months ended August 31,	2019	2018

Consulting fees to CFO	$22,500	$22,500
Wages and benefits to CEO and COO	181,798	180,125
Directors fees (included in consulting fees)	38,183	33,750
Stock-based compensation to related parties	558,278	117,649

	$800,759	$354,024

As at August 31, 2019, included in accounts payable and accrued liabilities was $1,011 (May 31, 2019 – $12,810) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

August 31, 2019
Capitalized acquisition costs	$-	$5,522,633	$5,522,633
Property and equipment	$7,252	$34,289	$41,541
Right-of-use assets	$82,751	$38,944	$121,695

May 31, 2019
Capitalized acquisition costs	$-	$5,619,005	$5,619,005
Property and equipment	$7,840	$37,176	$45,016

For the three months ended August 31,	2019	2018

Net loss for the period – Canada	$(1,328,832)	$(527,747)
Net loss for the period – United States	(1,606,574)	(1,914,701)

Net loss for the period	$(2,935,406)	$(2,442,448)

8.	SUBSIDIARIES

Significant subsidiaries for the periods ended August 31, 2019 and 2018 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2019	The Company’s effective interest for 2018

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended August 31,	2019	2018

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the three months ended August 31, 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

Corvus Gold Inc. (“we”, “us”, “our,” “Corvus” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The mineral estimates in the technical report entitled “Technical Report and Preliminary Economic Assessment for the Integrated Mother Lode and North Bullfrog Projects, Bullfrog Mining District, Nye County, Nevada”, dated November 1, 2018 and amended on November 8, 2018, with an effective date of September 18, 2018 (the “Technical Report”) referenced in this Quarterly Report on Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. As used in the Technical Report referenced in this Quarterly Report on Form 10-Q, the terms “Mineral Reserve”, “Proven Mineral Reserve” and “Probable Mineral Reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended.

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

Accordingly, information contained in this report and the Technical Report referenced in this report contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies reporting under SEC Industry Guide 7 requirements.

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC. These amendments became effective February 25, 2019 (the “SEC Modernization Rules”) and, following a two-year transition period, the SEC Modernization Rules will replace the historical property disclosure requirements for mining registrants that are included in SEC Industry Guide 7. The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its fiscal year beginning May 31, 2021. Under the SEC Modernization Rules, the definitions of “Proven Mineral Reserves” and “Probable Mineral Reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “Measured Mineral Resources”, “Indicated Mineral Resources” and “Inferred Mineral Resources” which are also substantially similar to the corresponding CIM Definition Standards; however there are differences in the definitions under the SEC Modernization Rules and the CIM Definition Standards and therefore once the Company begins reporting under the SEC Moderization Rules there is no assurance that the Company’s Mineral Reserve and Mineral Resource estimates will be the same as those reported under CIM Definition Standards as contained in this report.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, as filed with the SEC on August 8, 2019, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

Highlights of activities during the period and to the date of this MD&A include:

•	The NBP drilling program completed 7,350 m of drilling in 34 holes between June 1, 2019 and mid-September 2019.
•	Metallurgical test work on MLP sulphide composites was performed to improve the gold recovery to rougher concentrate. Recovery was increased to 90% in the testing.
•	Baseline characterization reports supporting the revised Environmental Assessment (“EA”) for MLP were submitted for review by Bureau of Land Management (“BLM”) specialists, and minor comments have been received, clearing the way for finalization of the EA.
•	The project completed development and execution of a hydrologic study of work from the previous mining at the Daisy Project at MLP and for assessment of potential hydrologic impacts from the Mother Lode exploration project. This includes collection of water quality samples from area wells and springs within 5 miles of the MLP. This work was required by BLM after submission of the first revision of the EA document.

•	Baseline characterization activities at the NBP continued with the water quality sampling of some of the springs. The meteorological monitoring report was submitted to the Nevada Department of Environmental Protection (“NDEP”) for calendar Q2 2019.
•	Pump tests were performed on the Mother Lode water wells (MW-4 and MW-3) and on the Sarcobatus and NB-WW-13 water wells at the NBP. The quarterly production volumes were reported to the State Engineer, Nevada Division of Water Resources (“NDWR”).
•	Continuations of the North Bullfrog Exploration permit, the North Bullfrog Baseline Characterization Notice of Intent, and the Mother Lode Notice of Intent were requested by BLM, and the Reclamation Cost Estimate was updated and accepted for two year extensions.
•	Work to evaluate potential approaches to improve project performance was begun for both NBP and MLP as stand-alone operations.

Corporate Financial Activities

On June 5, 2019, the Company issued 500,000 common shares at a price of $1.80 per common share to EMX Royalty Corporation for gross proceeds of $900,000. The Company also completed the sale of the royalties where four non-core Alaskan royalty interests owned by Corvus were sold to EMX Royalty Corporation for a purchase price of $350,000.

On August 19, 2019, the Company announced the completion of a $1,300,000 non-brokered private placement, where the Company issued 500,000 common shares at a price of $2.60 per common share to a key strategic shareholder. Proceeds of the financing are expected to fund an expanded exploration program at both the MLP and NBP.

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

The NBP-MLP is located in the Bullfrog Hills and Bare Mountains of northwestern Nye County, Nevada (Figure 1). The NBP covers about 12,720 hectares of patented and unpatented mining claims in Sections 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 31, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 3, 4, 5, 6, 10, 11, 12, 13, 14, 15, 23, 24, 25, 26, 34 and 35 of T11S, R46E; section 30, 31, and 32 of T10S, R47E; and sections 4, 5, 6, 7, 8, 9, 10, 11, 14, 15, 16, 17, 18, 22, 23, 26, 27, 34, 35 and 36 of T11S, R47E, sections 1, 2, 3, 9, 10, 11, 12 and 13 of T12S 47E , sections 2, 3, 5, 6,7, 8, 9, 10, and18 of T12S R46E, sections 7, 8, 9, 16, 17 and 18 of T12S R48E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode claims (see Private Lands in Figure 1). Corvus Nevada owns an additional five patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sarcobatus hydrographic basin (Basin 146). During 2018, the NBP property was extended to the south by locating the GAP claims, which consist of 190 Federal Lode mining claims extending south from the previous southwest boundary of the NBP, and an additional 69 claims were added to the GAP claims in 2019.

Figure 1. Property Map showing the Location of the NBP and the MLP with respect to the town of Beatty, NV.

Studies at the NBP have been focused on the integration of the NBP and the newly acquired MLP into a single mining operation. The Technical Report describing the integrated NBP-MLP dated November 1, 2018 and amended November 8, 2018 is available on SEDAR.

NBP Drilling Activities

Exploration drilling was moved from MLP to NBP in May 2019. A total of 7,350 m of drilling was performed from June 1, 2019 to mid-September 2019 with 34 holes completed. These holes tested early stage targets at Cat Hill West, the YellowJacket North Extension, South Jolly Jane and the West Sierra Blanca (“WSB”) target. Initial results of this work are reported in NR19-10 (August 6, 2019).

West Cat Hill is a large, untested alteration system west of the Road Fault. Drilling has revealed a broad stockwork quartz zone which is typical of YellowJacket or Bullfrog mineralization. Drilling at South Jolly Jane has indicated that the favourable Jolly Jane mineralized horizon extends to the south with potential for resource expansion. In addition, lower plate carbonates that had been altered to jasperoid were intersected that could be an indicator of a sediment hosted system that might underlie most of the NBP gold systems (similar to MLP).

North YellowJacket drilling is testing the potential to extend the YellowJacket vein system to the north. The initial results indicate that the zone is more North-South oriented than previously thought, and warrant further drilling to define the extent of the system.

Drilling at WSB is testing structural zones on the west side of the main Sierra Blanca deposit in previously untested materials. The WSB is characterized by disseminated and fine stockwork quartz and intrusive dikes with similar textures to those at YellowJacket and MLP. Initial results (NR19-10, August 6, 2019) indicate the potential for dike filled structures trending north and will be followed-up with an aggressive program.

Results from the drilling at the Jasperoid and West Air Track targets returned no significant results and no further work is planned during this phase of NBP exploration.

MLP Drilling Activities

Results from 2019 MLP drilling completed by April 2019, prior to moving the drilling operation to the NBP, were reported in NR19-09 (June 11, 2019). The drilling indicated that the main zone mineralization continues to the north (NR19-08, June 3, 2019), and may have intersected a newly discovered deep zone with high grades and a different geochemical signature. The data contain many of the characteristics of a deeper, hotter system with an intrusive/Carlin signature (NR19-09, June 11, 2019).

Mother Lode Metallurgical Test Program

Further metallurgical test work has been conducted on Mother Lode sulphide mineralization to increase and maximize the recovery of gold to concentrate. Testing has indicated recovery to rougher concentrates of up to 90%. This test work is ongoing to examine stages to clean the concentrate to reduce mass pull and increase the concentrate grade.

NBP-MLP Project Activities

NBP-MLP Project Optimization Studies

Mining optimization studies are underway to investigate alternative approaches for a district-wide production plan as previously announced in the November 2018 Preliminary Economic Assessment (NR18-19, November 1, 2018). These studies are examining three main areas of optimization as discussed in NR19-12 (September 5, 2019):

•	Low Cost and Near-Term Production - improve the start-up plan at both sites to lower initial capex, accelerate production timeline to improve financial performance and reduce project risk;
•	Improved Sulphide Processing – expand metallurgical processing options for high-grade Mother Lode sulphide mineralization with lower capex and opex while maintaining high gold recovery;
•	Increase Mineral Resource Base – expand the mineral resource base at both the NBP and MLP and evaluate their ability to operate as stand-alone mines.

At the NBP, these studies are evaluating start-up of production based on the higher grade, Phase I resource using a gravity-processing plant followed by agglomeration of the gravity tail onto heap leach material for final gold recovery via heap leaching. A second phase, Phase II, would extract the remaining heap leach resource at substantially higher production rates, and be financed by the Phase I mining.

At the MLP, the studies are evaluating alternative processing approaches with potential for reduced capital investment in the process plant and lower operating cost. Those options include bio-oxidation of heap leach material with subsequent removal to a heap leach pad for gold recovery, or a biox mill facility,

NBP Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period.

The Company operated a meteorological monitoring station at NBP and submitted the report for calendar Q2 2019 to the NDEP in July of 2019.

Quarterly pump tests of the Sarcobatus water well and the water production well (NB-WW-13) were performed in June 2019 and the production volumes reported to NDWR. Drill water at the NBP is being produced from NB-WW-13 in the NW corner of NBP, and production volumes are being reported monthly to NDWR. The extraction point for the entire Sarcobatus water resource has been transferred to the NBP on a temporary basis to support the mining project.

MLP Activities

The Company has received comments on the MLP EA baseline characterization reports from BLM. The comments are minor and finalization of the previously submitted EA document is underway.

BLM required the completion of a baseline characterization study on water resources associated with the wells and springs within five miles of the MLP project site. A water quality sampling program was designed and conducted during August 2019, along with a review of historical water quality and hydrologic testing data from the Daisy Project mining in 1994-1996. A baseline hydrologic report was completed and submitted to BLM for review and inclusion in the EA document.

A Right-of-Way document was developed to acquire access permission for use of the Fluorspar Canyon Road from Highway 95 east to the MLP project site and to the water production wells, MW-3, MW-4 and PW-2.

The NDWR permit for MLP drill water and for dust suppression along the Fluorspar Canyon Road was submitted for a 1 year renewal period beginning in September 2019. Quarterly pump tests were conducted at wells MW-3 and MW-4, and the production volumes were reported to NDWR in June 2019.

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

Results of Operations

Three months ended August 31, 2019 Compared to Three months ended August 31, 2018

For the three months ended August 31, 2019, the Company had a net loss of $2,935,406 compared to a net loss of $2,442,448 in the comparative period of the prior year. Included in net loss was $795,757 (2018 - $164,368) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on July 31, 2017, November 19, 2018, April 9, 2019 and June 13, 2019 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on September 15, 2016 and July 31, 2017 which vested during the comparative period of the prior year. The increase in loss of $492,958 in the three month period of the current year was due to a combination of factors discussed below.

The exploration expenditures decreased to $1,394,155 (2018 - $1,653,100) mainly due to decrease in exploration in the current period while the Company worked on securing additional financing. This was offset by an increase in stock-based compensation charges of $67,967during the current period compared to $14,298 in the comparative period of the prior year. Management expects increases in exploration costs over prior periods are likely to continue in the immediate future periods as the Company secured further financing in August 2019.

Consulting fees increased to $443,107 (2018 - $140,695) mainly due to an increase in stock-based compensation charges of $373,424 during the current period compared to $75,445 in the comparative period of the prior year.

Investor relations expenses increased to $334,513 (2018 - $217,671) mainly due to an increase in advertising and marketing during the current period as part of the Company’s efforts to secure additional financing and financial advisory fees incurred. There was also an increase in stock-based compensation charges of $106,843 during the current period compared to $22,534 in the comparative period of the prior year.

Professional fees increased to $77,089 (2018 - $56,163) mainly due to an increase in the audit-related fees and legal fees as the Company prepares for a transition in its filing status, and an increase in stock-based compensation charges of $5,919 during the current period compared to $1,821 in the comparative period of the prior year.

Regulatory expenses increased to $61,087 (2018 - $42,288) mainly due to an increase in the base and variable fee paid to the TSX in the current period which was based on the Company’s market capitalization.

Other expense categories that reflected only moderate change period over period were administration expenses of $107 (2018 - $106), insurance expenses of $55,698 (2018 - $51,629), office expenses of $26,732 (2018 - $23,408), rent expenses of $14,141 (2018 - $18,207) and travel expenses of $43,391 (2018 - $38,229).

Other items amounted to a loss of $26,548 compared to an income of $59,940 in the prior period. There was an increase in foreign exchange loss of $42,614 (2018 - gain of $44,640), which was the result of factors outside of the Company’s control and an increase in interest income and expenses of $16,066 (2018 - $15,300) as a result of more investment in cashable GIC’s during the current period net of interest expenses.

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

The Company reported cash and cash equivalents of $4,325,128 as at August 31, 2019 compared to $4,145,085 as at May 31, 2019. The change in cash position was the net result of $1,969,836 used for operating activities, $4,861 used for lease liabilities payments, and $2,183,372 received from the private placements of common shares in June 2019 and August 2019 (net of share issue costs) during the period ended August 31, 2019.

As at August 31, 2019, the Company had working capital of $4,265,957 compared to working capital of $4,204,082 as at May 31, 2019. On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $1.80 per share for gross proceeds of $900,000 and sold its non-core Alaskan royalty interests for a purchase price of $350,000, before legal fees. On August 19, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until March 2020. Following March 2020, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2020. The Company’s current anticipated operating expenses are $3,240,000 until March 31, 2020 and $3,760,000 until May 31, 2020. The Company’s anticipated monthly burn rate averages approximately $463,000 for September 2019 to March 2020, where approximately $365,000 is budgeted for administrative purposes and approximately $99,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. From September 2019 to May 2020, the Company’s anticipated monthly burn rate averages approximately $418,000, of which $332,000 is budgeted for administrative purposes and approximately $86,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of March 2020 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities at the NBP and the MLP on its currently anticipated scheduling.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K as filed with the SEC on August 8, 2019, under “Certain United States Federal Income Tax Considerations”.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of August 31, 2019 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of August 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended August 31, 2019 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 8, 2019 and in our Registration Statement on Form S-3/A as filed with the SEC on February 15, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Other than as reported below, all sales of unregistered equity securities during the period covered by this report were previously reported on Form 8-K.

On June 5, 2019, the Company issued 500,000 common shares at a price of $1.80 per common share to a private investor for gross proceeds of $900,000. The common shares were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) on the basis of representations of eligibility and suitability made to the Company by the investor in the subscription agreement for the common shares.

Repurchase of Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months period ended August 31, 2019 the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

(1)     Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at August 31, 2019 and May 31, 2019, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended August 31, 2019 and August 31, 2018, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2019 and August 31, 2018, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Three Months Ended August 31, 2019, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius Jeffrey Pontius Chief Executive Officer (Principal Executive Officer)
Date: September 25, 2019

By:	/s/ Peggy Wu Peggy Wu Chief Financial Officer (Principal Financial and Accounting Officer)
Date: September 25, 2019