Form 10-Q
period 2019-11-30
Corvus Gold Inc.
filed 2020-01-08
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
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

As of January 8, 2020, the registrant had 123,987,845 common shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	November 30, 2019	May 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$22,585,039	$4,145,085
Accounts receivable	102,383	49,658
Prepaid expenses	163,610	354,971

Total current assets	22,851,032	4,549,714

Property and equipment	38,690	45,016
Right-of-use assets (note 3)	105,740	–
Capitalized acquisition costs (note 4)	5,621,268	5,619,005

Total assets	$28,616,730	$10,213,735

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$242,668	$345,632

Total current liabilities	242,668	345,632

Asset retirement obligations (note 4)	418,637	419,286
Lease liabilities (note 3)	107,918	–

Total liabilities	769,223	764,918

Shareholders’ equity
Share capital (note 5)	120,996,838	97,726,772
Contributed surplus (note 5)	13,069,647	11,467,753
Accumulated other comprehensive income - cumulative translation differences	1,291,278	1,382,223
Deficit accumulated during the exploration stage	(107,510,256)	(101,127,931)

Total shareholders’ equity	27,847,507	9,448,817

Total liabilities and shareholders’ equity	$28,616,730	$10,213,735

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended November 30,		Six months ended November 30,
	2019	2018	2019	2018

Operating Expenses
Administration	$107	$109	$214	$215
Consulting fees (notes 5 and 6)	492,052	129,994	935,159	270,689
Depreciation (note 3)	18,716	3,802	27,747	7,475
Exploration expenditures (notes 4 and 5)	1,200,791	1,493,699	2,594,946	3,146,799
Insurance	54,458	50,597	110,156	102,226
Investor relations (notes 5 and 6)	569,537	470,054	904,050	687,725
Office and miscellaneous	26,588	36,847	53,320	60,255
Professional fees (note 5)	73,528	101,269	150,617	157,432
Regulatory	51,872	27,163	112,959	69,451
Rent	1,765	18,479	15,906	36,686
Travel	125,205	99,746	168,596	137,975
Wages and benefits (notes 5 and 6)	831,420	289,817	1,281,227	547,036

Total operating expenses	(3,446,039)	(2,721,576)	(6,354,897)	(5,223,964)

Other income (expense)
Interest income	61,892	13,304	77,958	28,604
Foreign exchange gain (loss)	(62,772)	41,494	(105,386)	86,134

Total other income (expense)	(880)	54,798	(27,428)	114,738

Net loss for the period	(3,446,919)	(2,666,778)	(6,382,325)	(5,109,226)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(3,966)	101,950	(90,945)	147,318

Comprehensive loss for the period	$(3,450,885)	$(2,564,828)	$(6,473,270)	$(4,961,908)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.05)

Weighted average number of shares outstanding	118,704,785	106,689,411	115,168,264	106,288,467

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30,

	2019	2018

Operating activities
Net loss for the period	$(6,382,325)	$(5,109,226)
Add items not affecting cash:
Depreciation	27,747	7,475
Stock-based compensation (note 5)	1,601,894	309,369
Foreign exchange (gain) loss	105,386	(86,134)
Changes in non-cash items:
Accounts receivable	(52,725)	(25,439)
Prepaid expenses	191,361	135,722
Accounts payable and accrued liabilities	(102,964)	107,346

Cash used in operating activities	(4,611,626)	(4,660,887)

Financing activities
Cash received from issuance of shares	25,200,000	7,953,926
Share issuance costs	(1,978,684)	(20,816)
Lease liabilities payments	(19,916)	–

Cash provided by financing activities	23,201,400	7,933,110

Investing activities
Expenditures on property and equipment	–	(1,769)
Capitalized acquisition costs	(51,705)	(47,318)

Cash used in investing activities	(51,705)	(49,087)

Effect of foreign exchange on cash	(98,115)	98,393

Increase in cash and cash equivalents	18,439,954	3,321,529

Cash and cash equivalents, beginning of the period	4,145,085	2,610,541

Cash and cash equivalents, end of the period	$22,585,039	$5,932,070

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2019

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2019	111,462,845	$97,726,772	$11,467,753	$1,382,223	$(101,127,931)	$9,448,817

Net loss for the period	–	–	–	–	(6,382,325)	(6,382,325)
Shares issued for cash
Private placement	12,500,000	25,200,000	–	–	–	25,200,000
Share issued for capitalized acquisition costs	25,000	48,750	–	–	–	48,750
Other comprehensive income
Exchange difference on translating foreign operations	–	–	–	(90,945)	–	(90,945)
Share issuance costs	–	(1,978,684)	–	–	–	(1,978,684)
Stock-based compensation	–	–	1,601,894	–	–	1,601,894

Balance, November 30, 2019	123,987,845	$120,996,838	$13,069,647	$1,291,278	$(107,510,256)	$27,847,507

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At November 30, 2019, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at November 30, 2019, the Company had working capital of $22,608,364 compared to working capital of $4,204,082 as at May 31, 2019.  On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $1.80 per common share for gross proceeds of $900,000. On August 19, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. On October 10, 2019, the Company closed a public bought deal equity financing and issued 11,500,000 common shares at a price of $2.00 per common share for gross proceeds of $23,000,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statements are issued.

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

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2019 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at November 30, 2019 and the results of its operations for the six months then ended. Operating results for the six months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020. The 2019 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended November 30, 2019, 11,135,000 outstanding stock options (2018 – 10,315,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

3.	ADOPTION OF NEW ACCOUNTING STANDARDS AND AMENDMENTS

Accounting Standards Update: No. 2016-02 Leases (Topic 842)(“Topic 842 – Leases”)

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

b)	Impact of transition to Topic 842 – Leases

Effective June 1, 2019, the Company adopted Topic 842 – Leases using the modified retrospective approach and accordingly the information presented for the period ended November 30, 2018 has not been restated. The cumulative effect of initial application is recognized in deficit at June 1, 2019. Comparative amounts for November 30, 2018 remain as previously reported.

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

The application of Topic 842 – Leases to leases previously classified as operating leases, resulted in the recognition of right-of-use assets and lease liabilities as at June 1, 2019 as summarized in the following table:

	June 1, 2019 prior to adoption of Topic 842 – Leases	Adjustments	June 1, 2019 after adoption of Topic 842 – Leases

Non-current assets:
Right-of-use assets	$–	$88,957	$88,957

Non-current liabilities
Lease liabilities	$–	$88,957	$88,957

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Balance, May 31, 2019	$4,761,257	$857,748	$5,619,005
Cash payments (note 4a)(ii)(1)	51,705	–	51,705
Shares issued (note 4a)(ii)(1)	48,750	–	48,750
Currency translation adjustments	(83,099)	(15,093)	(98,192)

Balance, November 30, 2019	$4,778,613	$842,655	$5,621,268

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2019:

	North Bullfrog	Mother Lode	Alaskan royalty interest	Total
	(note 4a))	(note 4b))	(note 4c))

Exploration costs:
Assay	$308,855	$54,441	$–	$363,296
Asset retirement obligations	13,965	(7,238)	–	6,727
Drilling	739,660	8,341	–	748,001
Equipment rental	38,997	211,740	–	250,737
Field costs	122,106	106,863	–	228,969
Geological/ Geophysical	267,692	210,043	–	477,735
Land maintenance & tenure	341,865	112,546	–	454,411
Permits	2,415	42,955	–	45,370
Studies	59,908	184,267	–	244,175
Travel	42,525	51,537	–	94,062

	1,937,988	975,495	–	2,913,483
Cost recovery	–	–	(318,537)	(318,537)

Total expenditures (recovery) for the period	$1,937,988	$975,495	$(318,537)	$2,594,946

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2018:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$–	$288,804	$288,804
Drilling	1,239	1,094,841	1,096,080
Equipment rental	–	36,404	36,404
Field costs	322	116,337	116,659
Geological/ Geophysical	27,661	295,063	322,724
Land maintenance & tenure	223,584	254,313	477,897
Permits	5,602	68,304	73,906
Studies	8,403	667,671	676,074
Travel	–	58,251	58,251

Total expenditures for the period	$266,811	$2,879,988	$3,146,799

a)	North Bullfrog Project, Nevada

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

○	39,800 USD
○	17,700 USD (adjusted annually for inflation)

The lessor is entitled to receive a separate NSR royalty related to all production from the leased property of the various individual leases which may be purchased by the Company as follows:

○	a 4% NSR royalty, which may be purchased by the Company for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).
○	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).
○	a 3% NSR royalty on all production, which may be purchased by the Company for USD 850,000 per 1% (USD 2,550,000 for the entire royalty).
○	a 3% NSR royalty on all production which may be purchased by the Company for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).
○	a 4% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).
○	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).
○	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

○	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. Pursuant to an extension agreement dated January 15, 2016 and fully executed and effective as of November 22, 2017, the parties agreed to extend the lease and option granted for an additional ten years with the same lease payment terms.

○	Lease Payments: Corvus Nevada will pay USD 10,000 and deliver 50,000 common shares of ITH annually.

○	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company, all future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (25,000 common shares of the Company) annually.

○	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years four to six (incurred), USD 300,000 for the years seven to ten (incurred) and USD 300,000 for the years 11 – 20 (incurred). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.

○	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, subject to extension for an additional ten years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 30,000 (paid to March 1, 2019), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the NSR royalty for USD 1,000,000 per 1%. If the lessee purchases the entire NSR royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 kilometres north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is three years with provision to extend the lease for an additional seven years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2019). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

b)	Mother Lode Property, Nevada

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $418,637 (USD 315,000) (May 31, 2019 - $419,286 (USD 309,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the six-month period ended November 30, 2019:

a)	On June 5, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $1.80 per common share for gross proceeds of $900,000. In connection with the financing, the Company paid an additional $7,701 in share issuance costs.

b)	On August 19, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. In connection with the financing, the Company paid an additional $8,927 in share issuance costs.

c)	On October 10, 2019, the Company closed a public bought deal equity financing and issued 11,500,000 common shares at a price of $2.00 per common share for gross proceeds of $23,000,000. In connection with the financing, the Company paid an additional $1,962,056 in share issuance costs.

d)	On October 18, 2019, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 4a)(ii)(1)), with a fair value of $48,750.

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

A summary of the status of the stock option plan as of November 30, 2019, and May 31, 2019, and changes during the periods are presented below:

	Six months ended November 30, 2019		Year ended May 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	10,000,000	$1.40	9,861,900	$0.85
Granted	1,135,000	2.18	4,920,000	2.06
Exercised	–	–	(4,651,900)	(0.93)
Forfeited	–	–	(130,000)	(1.81)

Balance, end of the period	11,135,000	$1.48	10,000,000	$1.40

The weighted average remaining contractual life of options outstanding at November 30, 2019 was 2.93 years (May 31, 2019 – 3.25 years).

Stock options outstanding are as follows:

	November 30, 2019			May 31, 2019
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Period- End

September 8, 2019*	$1.40	635,000	635,000	$1.40	635,000	635,000
September 9, 2020	$0.46	620,000	620,000	$0.46	620,000	620,000
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	1,085,000	1,085,000	$0.91	1,085,000	1,085,000
July 31, 2022	$0.77	1,840,000	1,225,440	$0.77	1,840,000	612,720
October 11, 2022	$2.00	20,000	6,661	$–	–	–
November 19, 2023	$2.06	4,420,000	772,560	$2.06	4,420,000	–
April 9, 2024	$2.04	400,000	–	$2.04	400,000	–
June 13, 2024	$2.18	1,115,000	–	$–	–	–

		11,135,000	5,344,661		10,000,000	3,952,720

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $1,458,958 (2018 - $6,939,946), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the period ended November 30,	2019	2018

Risk-free interest rate	1.35%	2.28%
Expected life of options (in years)	4.96	5
Annualized volatility	74.92%	73.69%
Dividend yield	0%	0%
Exercise price	$2.18	$2.06

Fair value per share	$1.29	$1.54

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the six months ended November 30,	2019	2018

Consulting fees	$750,840	$140,189
Exploration expenditures – Geological/geophysical	137,018	27,661
Investor relations	217,654	42,106
Professional fees	12,003	3,000
Wages and benefits	484,379	96,413

	$1,601,894	$309,369

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the six months ended November 30,	2019	2018

Consulting fees to CFO	$85,000	$45,000
Wages and benefits to CEO and COO	661,496	360,007
Directors fees (included in consulting fees)	76,319	67,500
Stock-based compensation to related parties	1,121,500	217,797

	$1,944,315	$690,304

As at November 30, 2019, included in accounts payable and accrued liabilities was $3,786 (May 31, 2019 – $12,810) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

November 30, 2019
Capitalized acquisition costs	$–	$5,621,268	$5,621,268
Property and equipment	$6,664	$32,026	$38,690
Right-of-use assets	$76,545	$29,195	$105,740

May 31, 2019
Capitalized acquisition costs	$–	$5,619,005	$5,619,005
Property and equipment	$7,840	$37,176	$45,016

For the six months ended November 30,	2019	2018

Net loss for the period – Canada	$(2,946,294)	$(1,366,653)
Net loss for the period – United States	(3,436,031)	(3,742,573)

Net loss for the period	$(6,382,325)	$(5,109,226)

8.	SUBSIDIARIES

Significant subsidiaries for the periods ended November 30, 2019 and 2018 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2019	The Company’s effective interest for 2018

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended November 30,	2019	2018

Supplemental cash flow information
Interest paid	$–	$–
Income taxes paid (received)	$–	$–
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$48,750	$59,500
Reclassification of contributed surplus on exercise of stock options	$–	$2,736,339

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the six months ended November 30, 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC. These amendments became effective February 25, 2019 (the “SEC Modernization Rules”) and, following a two-year transition period, the SEC Modernization Rules will replace the historical property disclosure requirements for mining registrants that are included in SEC Industry Guide 7. The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its fiscal year beginning May 31, 2021. Under the SEC Modernization Rules, the definitions of “Proven Mineral Reserves” and “Probable Mineral Reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “Measured Mineral Resources”, “Indicated Mineral Resources” and “Inferred Mineral Resources” which are also substantially similar to the corresponding CIM Definition Standards; however there are differences in the definitions under the SEC Modernization Rules and the CIM Definition Standards and therefore once the Company begins reporting under the SEC Modernization Rules there is no assurance that the Company’s Mineral Reserve and Mineral Resource estimates will be the same as those reported under CIM Definition Standards as contained in this report.

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

Highlights of activities during the period and to the date of this MD&A include:

•	The NBP drilling program completed 2,650 m of drilling in 13 holes between September 1, 2019 and October 20, 2019.
•	The drilling rig was moved to the Mother Project at the end of October and had completed 2,965 m of drilling in 11 holes to the end of Q4 2019.
•	Metallurgical test work on MLP sulphide composites was performed to test bioxidation processing of whole mineralization without concentration. Gold recovery ranged between 91% and 92.6%, with 100% of the sulphide minerals being oxidized.
•	A bulk sample of mineralized Sierra Blanca tuff was collected from surface outcrops and shipped to the Resource Development laboratory in Denver.
•	A vein and vein stockwork sample from YellowJacket core materials at NBP was created and shipped to Resource Development Labs in Denver.
•	Metallurgical testing was designed to evaluate agglomeration of a gravity tail material from YellowJacket core on to Sierra Blanca mineralization for column leaching.
•	The Mother Lode Environmental Assessment (“EA”) document was finalized and submitted to the Bureau of Land Management (“BLM”).
•	Revision #7 of the Mother Lode Notice of Intent was submitted to BLM.
•	Baseline characterization activities at the NBP continued with the water quality sampling of the active water quality monitoring wells. The meteorological monitoring report was submitted to the Nevada Department of Environmental Protection (“NDEP”) for calendar Q3 2019.
•	Pump tests were performed on the Mother Lode water wells (MW-4 and MW-3) and on the Sarcobatus and NB-WW-14 water wells at the NBP. The calendar Q4 2019 production volumes were reported to the NDWR.

Corporate Financial Activities

On October 10, 2019, the Company announced the completion of a $23,000,000 public bought deal financing, where the Company issued 11,500,000 common shares at a price of $2.00 per common share (the “Offering”). No warrants were issued in relation to this financing. The Offering was arranged by the sole underwriter, BMO Capital Markets. AngloGold Ashanti (USA) Inc. participated in the Offering on a pro-rata basis to maintain ownership of 19.9 percent of the issued and outstanding shares of Corvus. The Company intends to use the net proceeds of the Offering (i) for exploration expenditures at the Company’s NBP and MLP and (ii) for corporate general and administrative expenses, land and permits.

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

The NBP-MLP is located in the Bullfrog Hills and Bare Mountains of northwestern Nye County, Nevada (Figure 1). The NBP covers about 12,707 hectares of patented and unpatented mining claims in Sections 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 31, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 3, 4, 5, 6, 10, 11, 12, 13, 14, 15, 23, 24, 25, 26, 34 and 35 of T11S, R46E; section 30, 31, and 32 of T10S, R47E; and sections 4, 5, 6, 7, 8, 9, 10, 11, 14, 15, 16, 17, 18, 22, 23, 26, 27, 34, 35 and 36 of T11S, R47E, sections 1, 2, 3, 9, 10, 11, 12 and 13 of T12S 47E , sections 2, 3, 4, 5, 6,7, 8, 9, 10, and18 of T12S R46E, sections 7, 8, 9, 16, 17 and 18 of T12S R48E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode claims (see Private Lands in Figure 1). Corvus Nevada owns an additional five patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sarcobatus hydrographic basin (Basin 146). During 2018, the NBP property was extended to the south by locating the GAP claims, which consist of 190 Federal Lode mining claims extending south from the previous southwest boundary of the NBP, and an additional 65 claims were added to the GAP claims in 2019.

Figure 1. Property Map showing the Location of the NBP and the MLP with respect to the town of Beatty, NV.

Studies at the NBP have been focused on the integration of the NBP and the newly acquired MLP into a single mining operation. The Technical Report describing the integrated NBP-MLP dated November 1, 2018 and amended November 8, 2018 is available on SEDAR.

NBP Drilling Activities

The most recent phase of drilling at NBP was completed on October 20, 2019 with a total of 11,630 m drilled in 47 holes from the April 10, 2019 startup of drilling. These holes tested early stage targets at Cat Hill, the YellowJacket North Extension, North Jolly Jane and the West Sierra Blanca (“WSB”) targets. Results of this work are reported in NR19-10 (August 6, 2019), NR19-13 (September 23. 2019) and NR19-17 (October 23, 2019).

Promising results were obtained from Cat Hill, where the assays indicated gold associated with stockwork quartz veins and associated high silver and gold grades in multiple holes.

Drilling at WSB revealed expanding mineralization to the southwest of the main Sierra Blanca zone and the extension of a new higher-grade “NW Structural Target” in the northwest part of the WSB area. These results are being incorporated into a new Sierra Blanca/YellowJacket resource model.

Two of the four new holes drilled at North Jolly Jane were lost prior to hitting the target zones, however, the holes successfully drilled to depth suggest that the Jolly Jane system is large, approximately 2 km by 0.5 km of drill defined mineralization with good potential for a high grade feeder zone like the nearby Sierra Blanca/YellowJacket system.

MLP Drilling Activities

Phase 4 drilling a Mother Lode began October 21, 2019 in the southwest part of the deposit. The first two holes indicated that the Main Zone mineralization extends to the southwest part of the resource area. The holes also indicated that the higher grade (+2 g/t) part of the Mother Lode system extends farther to west than previously modeled. A new deep intrusive related gold zone was intersected in hole ML 19-119 (NR19-19; December 5, 2019), below the main Mother Lode deposit in Paleozoic carbonates.

Phase 4 has produced 2,965 meters of drilling, with results for 9 of the holes pending.

Corvus performed a preliminary geophysical study with a deep penetrating Induced Polarization (“IP”) survey over the Mother Lode deposit. The survey may have outlined a deep target with high conductivity and high resistivity (NR19-18; November 7, 2019).

Mother Lode Metallurgical Test Program

Further metallurgical test work was performed during the period to test the performance of biological oxidation on Mother Lode whole mineralization. This work was performed to compare to previously successful testwork on bioxidation of concentrate, and indicated 100% oxidation of the sulphide minerals and 91-92.6% recovery of the contained gold.

NBP-MLP Project Activities

NBP Activities

A bulk sample of Sierra Blanca heap leach mineralization was collected during the period. The sample will be used in conjunction with the tail material from gravity processed vein and vein stockwork mineralization from the YellowJacket zone, to test gold recovery from leach columns of agglomerated tail material and Sierra Blanca mineralization.

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period.

The Company operated a meteorological monitoring station at NBP and submitted the report for calendar Q3 2019 to the NDEP in October of 2019.

Quarterly pump tests of the Sarcobatus water well and the water production well (NB-WW-14) were performed in June 2019 and the production volumes reported to NDWR. Drill water at the NBP is being produced from NB-WW-14 in the NW corner of NBP, and production volumes are being reported monthly to NDWR. The extraction point for the entire Sarcobatus water resource has been transferred to the NBP on a temporary basis to support the mining project.

A completion report for NB-WW-14 was filed with NDWR during this reporting period.

MLP Activities

A Right-of-Way documents were submitted to BLM and processing fees were paid to acquire access permission for use of the Fluorspar Canyon Road from Highway 95 east to the MLP project site and to the water production wells, MW-3, MW-4 and PW-2.

Quarterly pump tests were conducted at wells MW-3 and MW-4, and the production volumes were reported to NDWR in June 2019.

Use of Proceeds

The net proceeds to the Company from the Offering was $21,020,000 after deducting the Underwriter’s Fee in the amount of $1,380,000, and the estimated expenses of the Offering of $600,000, which was paid out of the proceeds of the Offering.

The net proceeds of the Offering are anticipated to be applied as follows:

Use of Net Proceeds	Amount
Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling (42,000 m)	$10,000,000
New Discovery Drilling (7,000 m)	$2,300,000
Metallurgical Studies	$1,500,000
Mining and Development Studies	$600,000
Corporate general and administration, land and permits	$6,620,000
TOTAL	$21,020,000

The Company expects to use the net proceeds over a period of approximately 20 months to accelerate resource expansion at both the MLP and NBP, by spending approximately $10,000,000 on drilling activities. This work includes approximately 12,000 m of core and 30,000 m of RC drilling, taking place over approximately a 12 to 15 month period of time. In addition, the Company will spend approximately $2,300,000 on its ongoing “New Discovery” drilling program that is testing a series of high priority surface targets for the discovery of new ore deposits. This drilling program includes approximately 1,000 m of core and 6,000 m of RC drilling taking place over a period of approximately 12 to 15 months. The Company will also use the funding to advance the MLP and NBP processing and mining characterization to define an optimized development plan with approximately $1,500,000 of spending on advance metallurgical testing and design work for both the sulfide and oxide mineralization to more accurately define the process flow sheet and facility design criteria and approximately $600,000 on mining studies to further advance the overall project development design and financial requirements.

Working capital and general corporate expenditures cover costs over a period of approximately 20 months for land payments (approximately $1,000,000), personnel (approximately $2,800,000) and the office, general corporate, land and permitting operating expenses ($2,820,000).

Progress accounting of expenditures against the use of proceeds on a quarterly basis is listed as follows:

Company Cost Center	Total Proceeds ($ M)	Expended ($ M) (October 1, 2019 – November 30, 2019)	Cumulative Expenditure ($ M) (October 1, 2019 – November 30, 2019)
Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling	$10.00	$0.73	$0.73
New Discovery Drilling	$2.30	$0.00	$0.00
Metallurgical Studies	$1.50	$0.03	$0.03
Mining and Development Studies	$0.60	$0.01	$0.01
Corporate general and administration, land & permits	$6.60	$1.46	$1.46
TOTAL	$21.02	$2.23	$2.23

Expenditures correlate with progress and time for the budgeted amounts for the period October 1, 2019 – November 30, 2019. Corporate general and administration, land and permits expenditures were impacted by scheduled timing of expenditures and financial fees due to the offering.

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

The work program at the NBP and the MLP was designed and supervised by Mark Reischman, Corvus’ Nevada Exploration Manager, who is responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. Quality control is monitored by the insertion of blind certified standard reference materials and blanks into each sample shipment. All resource sample shipments are sealed and shipped to American Assay Laboratories in Reno, Nevada, for preparation and assaying.

Assaying for the NBP and the MLP holes has been performed by American Assay Laboratories (“AAL”) in Sparks, Nevada. Corvus has no business relationship with AAL beyond being a customer for analytical services. The Sparks laboratory is Standards Council of Canada, Ottawa, Ontario Accredited Laboratory No. 536 and conforms with requirements of CAN-P-1579, CAN-P-4E (ISO/IEC 17025:2005).

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

Results of Operations

Six months ended November 30, 2019 Compared to Six months ended November 30, 2018

For the six months ended November 30, 2019, the Company had a net loss of $6,382,325 compared to a net loss of $5,109,226 in the comparative period of the prior year. Included in net loss was $1,601,894 (2018 - $309,369) in stock-based compensation charges which is a result of stock options granted during the current period and previously granted stock options which vested during the period. The increase in loss of $1,273,099 in the six month period of the current year was due to a combination of factors discussed below.

The exploration expenditures decreased to $2,594,946 (2018 - $3,146,799) mainly due to decrease in exploration in the current period while the Company worked on securing additional financing. This was offset by an increase in stock-based compensation charges of $137,018 during the current period compared to $27,661 in the comparative period of the prior year. Management expects increases in exploration costs over prior periods are likely to continue in the immediate future periods as the Company secured further financing in October 2019.

Consulting expenses increased to $935,159 (2018 - $270,689) mainly due to an increase in stock-based compensation charges of $750,840 during the current period compared to $140,189 in the comparative period of the prior year, and an increase in consultant fees due to additional services provided in relation to the final prospectus filed in October 2019.

Depreciation expenses increased to $27,747 (2018 - $7,475) mainly due to depreciation of ROU assets after the adoption of Topic 842 – Leases.

Investor relations expenses increased to $904,050 (2018 - $687,725) mainly due to an increase in stock-based compensation charges of $217,654 during the current period compared to $42,106 in the comparative period of the prior year, an increase in advertising and marketing, and an increase in investor relations-related travels during the current period as part of the Company’s efforts to secure additional financing and financial advisory fees. The increase was offset by a decrease in investor fees during the current period as compared to the comparative period of the prior year.

Professional fees decreased to $150,617 (2018 - $157,432) due to the professional fees incurred for updating the tax model for the Technical Report and the adjustment of prior years’ audit overaccrual during the comparative period of the prior year. The decrease was offset by an increase in stock-based compensation charges of $12,003 during the current period compared to $3,000 in the comparative period of the prior year.

Regulatory expenses increased to $112,959 (2018 - $69,451) mainly due to an increase in the base and variable fee paid to the TSX in the current period which was based on the Company’s market capitalization.

Rent expenses decreased to $15,906 (2018 - $36,686) mainly due to the adoption of Topic 842 – Leases. Rent was classified as lease payment which was applied to lease liabilities and interest expenses.

Travel expenses increased to $168,596 (2018 - $137,975) mainly due to more attendances in conference to secure additional financing.

Wages and benefits increased to $1,281,227 (2018 - $547,036) mainly due to an increase in stock-based compensation charges of $484,379 during the current period compared to $96,413 in the comparative period of the prior year, an increase of $374,304 in wages and benefits in the current period as the 2018 bonus was paid in the third quarter of the prior year whereas the 2019 bonus was paid in the second quarter of the current year. This increase was offset by a decrease of $28,079 in employee expenses due to expenses associated with stock option exercises in the comparative period of the prior year.

Other expense categories that reflected only moderate changes period over period were administration expenses of $214 (2018 - $215), insurance expenses of $110,156 (2018 - $102,226), and office expenses of $53,320 (2018 - $60,255).

Other items amounted to a loss of $27,428 compared to a gain of $114,738 in the comparative period of the prior year. There was an increase in foreign exchange loss to $105,386 (2018 – gain of $86,134), which is the result of factors outside of the Company’s control and an increase in interest income to $77,958 (2018 - $28,604) as a result of more investment in cashable GIC’s as a result of proceeds from the October 2019 financing during the current period.

Three months ended November 30, 2019 Compared to Three months ended November 30, 2018

For the three months ended November 30, 2019, the Company had a net loss of $3,446,919 compared to a net loss of $2,666,778 in the comparative period of the prior year. Included in net loss was $806,137 (2018 - $145,001) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019 and October 11, 2019 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on September 15, 2016, July 31, 2017, and November 19, 2018 which vested during the comparative period of the prior year. The increase in loss of $780,141 in the three month period of the current year was due to a combination of factors discussed below.

The exploration expenditures decreased to $1,200,791 (2018 - $1,493,699) mainly due to decrease in exploration in the current period while the Company worked on securing additional financing. This was offset by an increase in stock-based compensation charges of $69,051 during the current period compared to $13,363 in the comparative period of the prior year. Management expects increases in exploration costs over prior periods are likely to continue in the immediate future periods as the Company secured further financing in October 2019.

Consulting fees increased to $492,052 (2018 - $129,994) mainly due to an increase in stock-based compensation charges of $377,416 during the current period compared to $64,744 in the comparative period of the prior year and an increase in consultant fees and directors’ fees.

Depreciation expenses increased to $18,716 (2018 - $3,802) mainly due to depreciation of ROU assets after the adoption of Topic 842 – Leases.

Investor relations expenses increased to $569,537 (2018 - $470,054) mainly due to an increase in stock-based compensation charges of $110,811 during the current period compared to $19,572 in the comparative period of the prior year.

Office expenses decreased to $26,588 (2018 - $36,847) mainly due to the software acquisition in comparative period of the prior year.

Professional fees decreased to $73,528 (2018 - $101,269) mainly due the professional fees incurred for updating the tax model for the Technical Report and the adjustment of prior years’ audit overaccrual during the comparative period of the prior year. This was offset by an increase in stock-based compensation charges of $6,084 during the current period compared to $1,179 in the comparative period of the prior year.

Regulatory expenses increased to $51,872 (2018 - $27,163) mainly due to an increase in the base and variable fee paid to the TSX in the current period which was based on the Company’s market capitalization.

Rent expenses decreased to $1,765 (2018 - $18,479) mainly due to the adoption of Topic 842 – Leases. Rent was classified as lease payment which was applied to lease liabilities and interest expenses.

Travel expenses increased to $125,205 (2018 - $99,746) mainly due to more attendances in conference to secure additional financing.

Wages and benefits increased to $831,420 (2018 - $289,817) mainly due to an increase in stock-based compensation charges of $242,775 during the current period compared to $46,143 in the comparative period of the prior year, an increase of $370,692 in wages and benefits in the current period as the 2018 bonus was paid in the third quarter of the prior year whereas the 2019 bonus was paid in the second quarter of the current year. This increase was offset by a decrease of $27,662 in employee expenses due to expenses associated with stock option exercises in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $107 (2018 - $109) and insurance expenses of $54,458 (2018 - $50,597).

Other items amounted to a loss of $880 compared to an income of $54,798 in the prior period. There was an increase in foreign exchange loss of $62,772 (2018 - gain of $41,494), which was the result of factors outside of the Company’s control and an increase in interest income and expenses of $61,892 (2018 - $13,304) as a result of more investment in cashable GIC’s during the current period net of interest expenses.

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

The Company has sustained significant losses from operations, has negative cash flows and has an ongoing requirement for capital investment to explore its mineral properties.  Based on its current plans, budgeted expenditures, and cash requirements, the Company does have sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statement are issued.

The Company reported cash and cash equivalents of $22,585,039 as at November 30, 2019 compared to $4,145,085 as at May 31, 2019. The change in cash position was the net result of $4,611,626 used for operating activities, $19,916 used for lease liabilities payments, and $23,221,316 received from the private placements of common shares in June 2019, August 2019 and October 2019 (net of share issue costs) during the period ended November 30, 2019.

As at November 30, 2019, the Company had working capital of $22,608,364 compared to working capital of $4,204,082 as at May 31, 2019. On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $1.80 per share for gross proceeds of $900,000 and sold its non-core Alaskan royalty interests for a purchase price of $350,000, before legal fees. On August 19, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. On October 10, 2019, the Company closed a public bought deal equity financing and issued 11,500,000 common shares at a price of $2.00 per common share for gross proceeds of $23,000,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until May 2021. Following May 2021, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2022. The Company’s current anticipated operating expenses are $7,790,000 until May 31, 2020 and $19,160,000 until May 31, 2021. The Company’s anticipated monthly burn rate averages approximately $1,298,000 for December 2019 to May 2020, where approximately $446,000 is budgeted for administrative purposes and approximately $852,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. From December 2019 to May 2021, the Company’s anticipated monthly burn rate averages approximately $1,064,000, of which $321,000 is budgeted for administrative purposes and approximately $743,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of May 2021 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities at the NBP and the MLP on its currently anticipated scheduling.

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

We will lose our status as an emerging growth company on May 31, 2020, the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2019 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of November 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended November 30, 2019 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except for the below risk factors, which update those previously set forth in our Annual Report on Form 10-K as filed with the SEC on August 8, 2019, there have been no material changes from the risk factors set forth in such Annual Report.

Ability to Continue as a Going Concern

The Company’s auditor has indicated in the Company’s audited annual financial statements that there is substantial doubt about the Company’s ability to continue as a going concern. The Company is in the preliminary stages of its planned operations and has not yet determined whether its processes and business plans are economically viable. The Company’s ability to determine if proven and probable mineral reserves exist at its properties, to continue exploration and if warranted, develop its existing properties and to identify and acquire additional properties to diversify its properties portfolio are dependent upon the ability of the Company to obtain sufficient financing, or alternatively, upon the Company’s ability to dispose of its interest on an advantageous basis, all of which are uncertain. Importantly, the inclusion in the Company’s financial statements of a going concern opinion may negatively impact the Company’s ability to raise future financing and achieve future revenue. If the Company is unable to obtain additional financing from outside sources and/or eventually generate enough revenues, the Company may be forced to sell a portion or all of the Company’s assets or, if applicable, curtail or discontinue its operations. If any of these events happens, a prospective investor could lose all or part of its investment. In addition, the Company’s financial statements do not include any adjustments to the Company’s recorded assets or liabilities that might be necessary if the Company becomes unable to continue as a going concern.

Need for Significant Additional Capital

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

Negative Operating Cash Flow

The Company is an exploration stage company and has not generated cash flow from operations.  The Company is devoting significant resources to the development of its properties and to actively pursue exploration and development opportunities, however, there can be no assurance that it will generate positive cash flow from operations in the future.  The Company expects to continue to incur negative consolidated operating cash flow and losses until such time as it achieves commercial production at a particular project.  The Company currently has negative cash flow from operating activities.

Market Price of Securities

The market price of the Company’s common shares could be subject to significant fluctuations due to various factors and events, including any regulatory or economic changes affecting the Company’s operations, variations in the Company’s operating results, developments in the Company’s business or its competitors, or changes in market sentiment towards the common shares. Investors should be aware that the value of the common shares may be volatile and investors may, on disposing of the common shares, realize less than their original investment or may lose their entire investment.

The Company’s operating results and prospects from time to time may be below the expectations of market analysts and investors. In addition, stock markets from time to time suffer significant price and volume fluctuations that affect the market price of the securities listed thereon and which may be unrelated to the Company’s operating performance. Any of these events could result in a decline in the market price of the common shares. The common shares may, therefore, not be suitable as a short-term investment. In addition, the market price of the common shares may not reflect the underlying value of the Company’s net assets. The price at which the common shares will be traded and the price at which investors may realize their shares will be influenced by a large number of factors, some specific to the Company and its proposed operations, and some which may affect the business sectors in which the Company operates. Such factors could also include the performance of the Company’s operations, variations in operating results, announcements by the Company (i.e. disappointing results of exploratory drilling, the incurrence of environmental liabilities or other material developments), announcements of material developments by the Company’s competitors, involvement in litigation, large purchases or sales of the common shares, liquidity or the absence of liquidity in the common shares, limited trading volume, the prices of gold and other precious metals, legislative or regulatory changes relating to the business of the Company, the Company’s ability to raise additional funds, other material events and general financial market and economic conditions. In the event that the occurrence of any of these events causes the price of the common shares to decrease, investors may be forced to sell their shares at a loss.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Other than as reported below, all sales of unregistered equity securities during the period covered by this report were previously reported on Form 8-K.

On October 18, 2019, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (see note 4a)(ii)(1) to the Financial Statements), with a fair value of $48,750. The common shares were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) on the basis of representations of eligibility and suitability made to the Company by the investor in the lease agreement.

Repurchase of Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months period ended November 30, 2019 the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott Wilson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at November 30, 2019 and May 31, 2019, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Six Months ended November 30, 2019 and November 30, 2018, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2019 and November 30, 2018, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Six Months Ended November 30, 2019, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.
(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: January 8, 2020

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 8, 2020

