Form 10-Q
period 2020-02-29
Corvus Gold Inc.
filed 2020-04-06
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
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

As of April 6, 2020, the registrant had 123,987,845 common shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	February 29, 2020	May 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$19,632,352	$4,145,085
Accounts receivable	202,264	49,658
Prepaid expenses	447,448	354,971

Total current assets	20,282,064	4,549,714

Property and equipment	35,574	45,016
Right-of-use assets (note 3)	90,007	-
Capitalized acquisition costs (note 4)	5,680,489	5,619,005

Total assets	$26,088,134	$10,213,735

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$497,964	$345,632

Total current liabilities	497,964	345,632

Asset retirement obligations (note 4)	423,799	419,286
Lease liabilities (note 3)	92,514	-

Total liabilities	1,014,277	764,918

Shareholders’ equity
Share capital (note 5)	120,960,869	97,726,772
Contributed surplus (note 5)	13,913,450	11,467,753
Accumulated other comprehensive income - cumulative translation differences	1,352,770	1,382,223
Deficit accumulated during the exploration stage	(111,153,232)	(101,127,931)

Total shareholders’ equity	25,073,857	9,448,817

Total liabilities and shareholders’ equity	$26,088,134	$10,213,735

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Operating Expenses
Administration	$108	$108	$322	$323
Consulting fees (notes 5 and 6)	465,021	393,195	1,400,180	663,884
Depreciation (note 3)	19,258	3,787	47,005	11,262
Exploration expenditures (notes 4 and 5)	2,174,346	1,071,392	4,769,292	4,218,191
Insurance	62,284	55,565	172,440	157,791
Investor relations (notes 5 and 6)	405,756	315,115	1,309,806	1,002,840
Office and miscellaneous	38,820	25,679	92,140	85,934
Professional fees (note 5)	119,325	109,969	269,942	267,401
Regulatory	60,989	32,930	173,948	102,381
Rent	1,706	18,835	17,612	55,521
Travel	55,469	50,364	224,065	188,339
Wages and benefits (notes 5 and 6)	475,314	788,617	1,756,541	1,335,653

Total operating expenses	(3,878,396)	(2,865,556)	(10,233,293)	(8,089,520)

Other income (expense)
Interest income	103,598	26,337	181,556	54,941
Foreign exchange gain (loss)	131,822	(47,477)	26,436	38,657

Total other income (expense)	235,420	(21,140)	207,992	93,598

Net loss for the period	(3,642,976)	(2,886,696)	(10,025,301)	(7,995,922)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	61,492	(41,777)	(29,453)	105,541

Comprehensive loss for the period	$(3,581,484)	$(2,928,473)	$(10,054,754)	$(7,890,381)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.08)	$(0.07)

Weighted average number of shares outstanding	123,987,845	110,678,956	118,325,527	107,735,881

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED

	February 29, 2020	February 28, 2019

Operating activities
Net loss for the period	$(10,025,301)	$(7,995,922)
Add items not affecting cash:
Depreciation	47,005	11,262
Stock-based compensation (note 5)	2,445,697	962,148
Foreign exchange (gain) loss	(26,436)	(38,657)
Changes in non-cash items:
Accounts receivable	(152,606)	(20,496)
Prepaid expenses	(92,477)	(135,103)
Accounts payable and accrued liabilities	152,332	(290,717)

Cash used in operating activities	(7,651,786)	(7,507,485)

Financing activities
Cash received from issuance of shares	25,200,000	10,033,926
Share issuance costs	(2,014,653)	(31,059)
Lease liabilities payments	(35,433)	-

Cash provided by financing activities	23,149,914	10,002,867

Investing activities
Expenditures on property and equipment	-	(1,769)
Capitalized acquisition costs	(51,705)	(47,318)

Cash used in investing activities	(51,705)	(49,087)

Effect of foreign exchange on cash	40,844	60,271

Increase in cash and cash equivalents	15,487,267	2,506,566

Cash and cash equivalents, beginning of the period	4,145,085	2,610,541

Cash and cash equivalents, end of the period	$19,632,352	$5,117,107

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 29, 2020

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2019	111,462,845	$97,726,772	$11,467,753	$1,382,223	$(101,127,931)	$9,448,817

Net loss for the period	-	-	-	-	(10,025,301)	(10,025,301)
Shares issued for cash
Private placement	12,500,000	25,200,000	-	-	-	25,200,000
Share issued for capitalized acquisition costs	25,000	48,750	-	-	-	48,750
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(29,453)	-	(29,453)
Share issuance costs	-	(2,014,653)	-	-	-	(2,014,653)
Stock-based compensation	-	-	2,445,697	-	-	2,445,697

Balance, February 29, 2020	123,987,845	$120,960,869	$13,913,450	$1,352,770	$(111,153,232)	$25,073,857

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At February 29, 2020, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at February 29, 2020, the Company had working capital of $19,784,100 compared to working capital of $4,204,082 as at May 31, 2019.  On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $1.80 per common share for gross proceeds of $900,000. On August 19, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. On October 10, 2019, the Company closed a public bought deal equity financing and issued 11,500,000 common shares at a price of $2.00 per common share for gross proceeds of $23,000,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for the 12 months from the date the condensed interim consolidated financial statements are issued.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years.  There is no assurance that additional capital or other types of financing will be available if needed or that these financings will be on terms at least as favourable to the Company as those previously obtained, or at all. As well, there can be no assurance that the Company will not be impacted by adverse consequences that may be brought about by pandemics on global financial markets may reduce resources, share prices and financial liquidity that may severely limit the financing capital available in the mineral exploration sector. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities on its currently anticipated scheduling.

These condensed interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

All currency amounts are stated in Canadian dollars unless noted otherwise.

2.	SIGNIFICANT ACCOUNTING POLICIES

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2019 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at February 29, 2020 and the results of its operations for the nine months then ended. Operating results for the nine months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020. The 2019 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended February 29, 2020, 12,345,000 outstanding stock options (2019 – 10,315,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

b)	Impact of transition to Topic 842 – Leases

Effective June 1, 2019, the Company adopted Topic 842 – Leases using the modified retrospective approach and accordingly the information presented for the period ended February 28, 2019 has not been restated. The cumulative effect of initial application is recognized in deficit at June 1, 2019. Comparative amounts for February 28, 2019 remain as previously reported.

On initial application, the Company has elected to record right-of-use assets based on the corresponding lease receivables and/or lease liabilities. Lease receivables and liabilities have been measured by discounting future lease payments at the incremental borrowing rate at June 1, 2019. The incremental borrowing rate applied was 10% per annum and represents the Company’s best estimate of the rate of interest that it would expect to pay to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in the current economic environment. As of the initial date of application of Topic 842 – Leases, the remaining non-cancellable period of the office lease was three years and eight months.

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

The application of Topic 842 – Leases to leases previously classified as operating leases, resulted in the recognition of right-of-use assets and lease liabilities as at June 1, 2019 as summarized in the following table:

	June 1, 2019 prior to adoption of Topic 842 – Leases	Adjustments	June 1, 2019 after adoption of Topic 842 – Leases

Non-current assets:
Right-of-use assets	$-	$88,957	$88,957

Non-current liabilities
Lease liabilities	$-	$88,957	$88,957

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Balance, May 31, 2019	$4,761,257	$857,748	$5,619,005
Cash payments (note 4a)(ii)(1))	51,705	-	51,705
Shares issued (note 4a)(ii)(1))	48,750	-	48,750
Currency translation adjustments	(32,756)	(6,215)	(38,971)

Balance, February 29, 2020	$4,828,956	$851,533	$5,680,489

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 29, 2020:

	North Bullfrog	Mother Lode	Alaskan royalty interest	Total
	(note 4a))	(note 4b))	(note 4c))

Exploration costs:
Assay	$346,438	$162,243	$-	$508,681
Asset retirement obligations	13,913	753	-	14,666
Drilling	739,660	28,595	-	768,255
Equipment rental	41,868	1,190,625	-	1,232,493
Field costs	188,477	313,622	-	502,099
Geological/ Geophysical	363,521	436,604	-	800,125
Land maintenance & tenure	390,412	115,985	-	506,397
Permits	6,769	56,733	-	63,502
Studies	234,934	325,417	-	560,351
Travel	50,934	80,326	-	131,260

	2,376,926	2,710,903	-	5,087,829
Cost recovery	-	-	(318,537)	(318,537)

Total expenditures (recovery) for the period	$2,376,926	$2,710,903	$(318,537)	$4,769,292

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 28, 2019:

	North Bullfrog	Mother Lode	Total
	(note 4a))	(note 4b))

Exploration costs:
Assay	$2,990	$439,889	$442,879
Drilling	1,239	1,438,354	1,439,593
Equipment rental	-	49,655	49,655
Field costs	356	187,757	188,113
Geological/ Geophysical	28,362	483,319	511,681
Land maintenance & tenure	337,178	258,274	595,452
Permits	7,546	90,907	98,453
Studies	85,578	719,095	804,673
Travel	3,731	83,961	87,692

Total expenditures for the period	$466,980	$3,751,211	$4,218,191

a)	North Bullfrog Project, Nevada

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

The Company has an option to purchase a property related to twelve patented mining claims for USD 1,000,000 at any time during the life of the lease (subject to the net smelter return (“NSR”) royalty of 4% which may be purchased by the Company for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty)).

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

○	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. Pursuant to an extension agreement dated January 15, 2016 and fully executed and effective as of November 22, 2017, the parties agreed to extend the lease and option granted for an additional ten years with the same lease payment terms.

○	Lease Payments: Corvus Nevada will pay USD 10,000 and deliver 50,000 common shares of ITH annually.

○	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company, all future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (25,000 common shares of the Company) annually.

○	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years four to six (incurred), USD 300,000 for the years seven to ten (incurred) and USD 300,000 for the years 11 – 20 (incurred). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.

○	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, subject to extension for an additional ten years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 30,000 (paid to March 1, 2020), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the NSR royalty for USD 1,000,000 per 1%. If the lessee purchases the entire NSR royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 kilometres north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is three years with provision to extend the lease for an additional seven years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2020). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

b)	Mother Lode Property, Nevada

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $423,799 (USD 315,000) (May 31, 2019 - $419,286 (USD 309,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the nine-month period ended February 29, 2020:

a)	On June 5, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $1.80 per common share for gross proceeds of $900,000. In connection with the financing, the Company paid an additional $7,701 in share issuance costs.

b)	On August 19, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. In connection with the financing, the Company paid an additional $8,927 in share issuance costs.

c)	On October 10, 2019, the Company closed a public bought deal equity financing and issued 11,500,000 common shares at a price of $2.00 per common share for gross proceeds of $23,000,000. In connection with the financing, the Company paid an additional $1,998,025 in share issuance costs.

d)	On October 18, 2019, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 4a)(ii)(1)), with a fair value of $48,750.

Stock options

Stock options awarded to employees and non-employees by the Company are measured and recognized in the Condensed Interim Consolidated Statement of Operations and Comprehensive Loss over the vesting period.

The Company has adopted an incentive stock option plan, first adopted in 2010 and then amended in 2013 and 2019 (the “Amended 2010 Plan”). The essential elements of the Amended 2010 Plan provide that the aggregate number of common shares of the Company’s share capital that may be made issuable pursuant to options granted under the Amended 2010 Plan (together with any other shares which may be issued under other share compensation plans of the Company) may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the Amended 2010 Plan will have a maximum term of ten years. The exercise price of options granted under the Amended 2010 Plan will not be less than the greater of the market price of the common shares (as defined by TSX, currently defined as the five day volume weighted average price for the five trading days immediately preceding the date of grant or the closing market price of the Company’s common shares for the trading day immediately preceding the date of grant), or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Amended 2010 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the status of the stock option plan as of February 29, 2020, and May 31, 2019, and changes during the periods are presented below:

	Nine months ended February 29, 2020		Year ended May 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	10,000,000	$1.40	9,861,900	$0.85
Granted	2,345,000	2.13	4,920,000	2.06
Exercised	-	-	(4,651,900)	(0.93)
Forfeited	-	-	(130,000)	(1.81)

Balance, end of the period	12,345,000	$1.54	10,000,000	$1.40

The weighted average remaining contractual life of options outstanding at February 29, 2020 was 2.90 years (May 31, 2019 – 3.25 years).

Stock options outstanding are as follows:

	February 29, 2020			May 31, 2019
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Period- End

September 8, 2019*	$1.40	635,000	635,000	$1.40	635,000	635,000
September 9, 2020	$0.46	620,000	620,000	$0.46	620,000	620,000
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	1,085,000	1,085,000	$0.91	1,085,000	1,085,000
July 31, 2022	$0.77	1,840,000	1,225,440	$0.77	1,840,000	612,720
October 11, 2022	$2.00	20,000	6,661	$-	-	-
November 19, 2023	$2.06	4,420,000	1,471,860	$2.06	4,420,000	-
April 9, 2024	$2.04	400,000	-	$2.04	400,000	-
June 13, 2024	$2.18	1,115,000	-	$-	-	-
February 3, 2025	$2.09	1,210,000	-	$-	-	-

		12,345,000	6,043,961		10,000,000	3,952,720

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $2,974,411 (2019 - $6,939,946), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the period ended	February 29, 2020	February 28, 2019

Risk-free interest rate	1.32%	2.28%
Expected life of options (in years)	4.98	5
Annualized volatility	72.09%	73.69%
Dividend yield	0%	0%
Exercise price	$2.13	$2.06

Fair value per share	$1.27	$1.54

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the nine months ended	February 29, 2020	February 28, 2019

Consulting fees	$1,146,231	$423,134
Exploration expenditures – Geological/geophysical	210,228	85,090
Investor relations	336,122	130,676
Professional fees	18,534	7,533
Wages and benefits	734,582	315,715

	$2,445,697	$962,148

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the nine months ended	February 29, 2020	February 28, 2019

Consulting fees to CFO	$107,500	$107,500
Wages and benefits to CEO and COO	842,744	811,701
Directors fees (included in consulting fees)	114,449	101,250
Stock-based compensation to related parties	1,708,490	668,202

	$2,773,183	$1,688,653

As at February 29, 2020, included in accounts payable and accrued liabilities was $1,084 (May 31, 2019 – $12,810) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

February 29, 2020
Capitalized acquisition costs	$-	$5,680,489	$5,680,489
Property and equipment	$6,076	$29,498	$35,574
Right-of-use assets	$70,339	$19,668	$90,007

May 31, 2019
Capitalized acquisition costs	$-	$5,619,005	$5,619,005
Property and equipment	$7,840	$37,176	$45,016

For the nine months ended	February 29, 2020	February 28, 2019

Net loss for the period – Canada	$(4,184,870)	$(2,594,785)
Net loss for the period – United States	(5,840,431)	(5,401,137)

Net loss for the period	$(10,025,301)	$(7,995,922)

8.	SUBSIDIARIES

Significant subsidiaries for the periods ended February 29, 2020 and February 28, 2019 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2020	The Company’s effective interest for 2019

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended	February 29, 2020	February 28, 2019

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$48,750	$59,500
Reclassification of contributed surplus on exercise of stock options	$-	$2,736,339

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the nine months ended February 29, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•	our requirement of significant additional capital;
•	our limited operating history;
•	our history of losses;
•	cost increases for our exploration and, if warranted, development projects;
•	our properties being in the exploration stage;
•	mineral exploration and production activities;
•	our lack of mineral production from our properties;
•	estimates of Mineral Resources;
•	changes in Mineral Resource estimates;
•	differences in United States and Canadian Mineral Reserve and Mineral Resource reporting;
•	our exploration activities being unsuccessful;
•	fluctuations in gold, silver and other metal prices;
•	our ability to obtain permits and licenses for production;
•	government and environmental regulations that may increase our costs of doing business or restrict our operations;
•	proposed legislation that may significantly affect the mining industry;
•	land reclamation requirements;
•	competition in the mining industry;
•	equipment and supply shortages;
•	tax issues;
•	current and future joint ventures and partnerships;
•	our ability to attract qualified management;
•	the ability to enforce judgment against certain of our directors;
•	currency fluctuations;
•	claims on the title to our properties;
•	surface access on our properties;
•	potential future litigation;
•	our lack of insurance covering all our operations;
•	our status as a “passive foreign investment company” under US federal tax code;
•	the common shares; and
•	Events such as war, terrorism, natural disaster or outbreaks of disease (such as the outbreak of a novel strain of coronavirus (COVID-19) in Wuhan, China in December 2019).

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

Highlights of activities during the period and to the date of this MD&A include:

•	A total of 17 RC drillholes were completed in Phase 4 of the Mother Lode exploration drilling totaling 3,556 m. Two of the additional holes were drilled and cased to an intermediate depth to allow subsequent deepening by core drilling.
•	A core drilling rig was moved to the MLP at the beginning of January to deepen previously drilled and cased holes. A total of 710 m of HQ core was produced in the reporting period.
•	A core drilling rig was moved to the NBP in late February to deepen previously drilled and cased holes, and to drill a geotechnical core hole in the YellowJacket Zone. A total of 312 m of HQ size core was produced in the period.
•	A bulk sample of mineralized Sierra Blanca tuff was crushed to 100% -100 mm and two -305 mm diameter leach columns were prepared to measure baseline cyanide leach recovery of the contained gold. The two columns have been leaching for approximately 70 days.
•	A vein and vein stockwork sample from YellowJacket core materials at NBP was crushed and ground to 100% - 28, 48, 65 and 100 mesh. Combined gravity recovered gold and gold leached by cyanide from the gravity tail materials was 57%, 84%, 85% and 88%, respectively.
•	Column leaching tests have been constructed by blending gravity tail material from the YellowJacket Zone ground to 48 mesh with Sierra Blanca tuff mineralization at 100% - 100 mm, at ratios of 15% and 25% gravity tail to verify projected gold recovery by heap leaching.
•	The Mother Lode Plan of Operations document was updated and re-submitted to the Bureau of Land Management (“BLM”) and Bureau of Mining Regulation and Reclamation.
•	Revision #7 of the Mother Lode Notice of Intent was accepted by BLM and the reclamation bonding was adjusted to reflect the updated extent of disturbance.
•	Mother Lode water well PW-2 was re-completed in February.
•	Baseline characterization activities at the NBP continued with the water quality sampling of the active water quality monitoring wells. The meteorological monitoring report was submitted to the Nevada Department of Environmental Protection (“NDEP”) for calendar Q4 2019.
•	The calendar Q1 2020 water production volumes were reported to the NDWR.

Corporate Financial Activities

On October 10, 2019, the Company announced the completion of a $23,000,000 public bought deal financing, where the Company issued 11,500,000 common shares at a price of $2.00 per common share (the “Offering”). No warrants were issued in relation to this financing. The Offering was arranged by the sole underwriter, BMO Capital Markets. AngloGold Ashanti (USA) Inc. participated in the Offering on a pro-rata basis to maintain ownership of 19.9 percent of the issued and outstanding shares of Corvus. The net proceeds to the Company from the Offering was $21,020,000 after deducting the underwriter’s fee in the amount of $1,380,000, and the estimated expenses of the Offering of $600,000, which was paid out of the proceeds of the Offering. See “Use of Proceeds” below for a discussion of the use of proceeds from the Offering.

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

The NBP-MLP is located in the Bullfrog Hills and Bare Mountains of northwestern Nye County, Nevada (Figure 1). The NBP covers about 12,707 hectares of patented and unpatented mining claims in Sections 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 31, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 3, 4, 5, 6, 10, 11, 12, 13, 14, 15, 23, 24, 25, 26, 34 and 35 of T11S, R46E; section 30, 31, and 32 of T10S, R47E; and sections 4, 5, 6, 7, 8, 9, 10, 11, 14, 15, 16, 17, 18, 22, 23, 26, 27, 34, 35 and 36 of T11S, R47E, sections 1, 2, 3, 9, 10, 11, 12 and 13 of T12S 47E, sections 2, 3, 4, 5, 6,7, 8, 9, 10, and18 of T12S R46E, sections 7, 8, 9, 16, 17 and 18 of T12S R48E, MDBM. We have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode claims (see Private Lands in Figure 1). Corvus Nevada owns an additional five patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sarcobatus hydrographic basin (Basin 146). During 2018, the NBP property was extended to the south by locating the GAP claims, which consist of 190 Federal Lode mining claims extending south from the previous southwest boundary of the NBP, and an additional 65 claims were added to the GAP claims in 2019.

Figure 1. Property Map showing the Location of the NBP and the MLP with respect to the town of Beatty, NV.

Studies at the NBP have been focused on the integration of the NBP and the newly acquired MLP into a single mining operation. The Technical Report describing the integrated NBP-MLP dated November 1, 2018 and amended November 8, 2018 is available on SEDAR.

NBP Drilling Activities

During 2019, two core tail holes were drilled at NBP and casing was installed to allow deepening of the holes by core drilling. In mid-February 2020, a core drill operated by Timberline Drilling was moved onto the Spicerite Target in the SE corner of the NBP claims and hole NB-19-489CT was cored a total of 241 m.

The core rig was then moved to a location at the YellowJacket Zone to investigate geotechnical conditions in what would eventually form the east wall of an open pit mine at YellowJacket. Currently, 70 m of the projected total of 275 m has been completed.

MLP Drilling Activities

Phase 4 drilling at Mother Lode was re-started on January 7th of 2020 with the RC drilling rig completing 17 holes for 3,556 m. At the same time, a core drilling rig was moved on to the first of three core tail holes to deepen the holes below the cased depth. A total of 710 m of HQ core had been produced by the end of this reporting period. Figure 2 shows the location of different Phase 4 drill holes and the core tail holes with assays pending at this time.

Figure 2 – Locations of new holes at the Mother Lode Project, Nevada

The RC drilling has indicated that the higher grade (+ 2 g/t) part of the Mother Lode system extends farther to the west than previously modeled. In addition, a new deep intrusive related gold zone was intersected below the main Mother Lode deposit, in Paleozoic carbonates. This new zone could represent leakage up-dip along the major central dike system. The main zone in the Mother Lode deposit has been infilled by drilling, and further results indicate a newly discovered, Central Intrusive Zone (“CIZ”), which is a higher grade, oxide zone below the main Mother Lode deposit. The CIZ is unconstrained at this time, and is illustrated in the cross section shown in Figure 3. These results are discussed in NR19-9 (December 5, 2019), NR20-01 (January 14, 2020) and NR20-02 (January 20, 2020).

Figure 3 – Cross section along 4084380 showing the New Central Intrusive Zone (CIZ) at the Mother Lode Project

Initial results from the first core tail hole, ML19-125T, drilled into the North Deep target indicated positive results (NR20-3 (February 20, 2020)) with a zone of high gold grade, and higher silver grades. The mineralization is closely associated with a multiphase, intermediate intrusive system at depth. A second core tail hole, ML19-126-CT (NR20-03 (February 25, 2020)) has intersected a broad, dynamic breccia zone along the main intrusive trend which has localized higher temperature alteration above the main intrusive trend. Results are pending for the remainder of these core holes.

North Bullfrog Metallurgical Test Program

Metallurgical testing to assess the potential to process YellowJacket vein and vein stockwork mineralization along with Sierra Blanca disseminated mineralization in a heap leach facility at North Bullfrog was initiated in the reporting period. A bulk sample of Sierra Blanca disseminated mineralization was collected and crushed to 100% -100 mm. Samples of YellowJacket vein and vein stockwork mineralization were crushed and ground to create a gravity gold concentrate and gravity tail product for blending into a heap leach. Three types of 305 mm diameter column leach test are planned at blends of gravity tail mineralization and disseminated mineralization containing 0% gravity tails, 15% gravity tails and 25% gravity tails. Two columns containing 0% gravity tails have been leaching for 70 days.

Grind size testing of gravity recovered gold followed by cyanide leaching of the gravity tail material has been performed at 28, 48, 65 and 100 mesh to expand the gold liberation vs grind size curve. The tests have indicated near 85% gold recovery at relatively coarse grind sizes of 48 and 65 mesh. The testing indicates simple vacuum filtration will remove enough process water from the tail material to allow it to be blended into the heap leach mineralization without the need to agglomerate.

Sufficient vein and vein stockwork mineralization has been ground to 48 mesh to allow creation of two additional sets (two each) of 305 mm diameter leach tests columns containing 15% and 25% gravity tail material. Results from these column leach tests will be available in the next reporting period.

Use of Proceeds

The net proceeds to the Company from the Offering was $21,020,000 after deducting the underwriter’s fee in the amount of $1,380,000, and the estimated expenses of the Offering of $600,000, which was paid out of the proceeds of the Offering.

The net proceeds of the Offering are anticipated to be applied as set out below. There are no material changes to the anticipated use of proceeds as described in the prospectus relating to the Offering.

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

Progress accounting of expenditures against the use of proceeds on a quarterly basis is listed as follows:

Company Cost Center	Total Proceeds ($ M)	Expended ($ M) (October 1, 2019 – November 30, 2019)	Expended ($ M) (December 1, 2019 – February 29, 2020)	Cumulative Expenditure ($ M) (October 1, 2019 – February 29, 2020)
Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling	$10.00	$0.73	$0.92	$1.66
New Discovery Drilling	$2.30	$0.00	$0.48	$0.49
Metallurgical Studies	$1.50	$0.03	$0.24	$0.28
Mining and Development Studies	$0.60	$0.01	$0.11	$0.12
Corporate general and administration, land & permits	$6.60	$1.46	$1.30	$2.76
TOTAL	$21.02	$2.23	$3.05	$5.31

Expenditures correlate with progress and time for the budgeted amounts for the period October 1, 2019 – February 29, 2020. Corporate general and administration, land and permits expenditures were impacted by scheduled timing of expenditures and financial fees due to the offering.

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

Results of Operations

Nine months ended February 29, 2020 Compared to Nine months ended February 28, 2019

For the nine months ended February 29, 2020, the Company had a net loss of $10,025,301 compared to a net loss of $7,995,922 in the comparative period of the prior year. Included in net loss was $2,445,697 (2019 - $962,148) in stock-based compensation charges which is a result of stock options granted during the current period and previously granted stock options which vested during the period. The increase in loss of $2,029,379 in the nine month period of the current year was due to a combination of factors discussed below.

The exploration expenditures increased to $4,769,292 (2019 - $4,218,191) mainly due to increase in exploration in the current period as the Company secured financing in October 2019 and an increase in stock-based compensation charges of $210,228 during the current period compared to $85,090 in the comparative period of the prior year.

Consulting expenses increased to $1,400,180 (2019 - $663,884) mainly due to an increase in stock-based compensation charges of $1,146,231 during the current period compared to $423,134 in the comparative period of the prior year and an increase in consultant fees due to additional services provided in relation to the final prospectus filed in October 2019.

Depreciation expenses increased to $47,005 (2019 - $11,262) mainly due to depreciation of ROU assets after the adoption of Topic 842 – Leases.

Insurance expenses increased to $172,440 (2019 - $157,791) mainly due to an increase in the premium for the D&O policy during the current period compared to the comparative period of the prior year.

Investor relations expenses increased to $1,309,806 (2019 - $1,002,840) mainly due to an increase in stock-based compensation charges of $336,122 during the current period compared to $130,676 in the comparative period of the prior year, an increase in advertising and marketing, and an increase in investor relations-related travels during the current period as part of the Company’s efforts to secure additional financing and financial advisory fees. The increase was offset by a decrease in investor fees during the current period as compared to the comparative period of the prior year.

Regulatory expenses increased to $173,948 (2019 - $102,381) mainly due to an increase in the base and variable fee paid to the TSX in the current period which was based on the Company’s market capitalization.

Rent expenses decreased to $17,612 (2019 - $55,521) mainly due to the adoption of Topic 842 – Leases. Rent was classified as lease payment which was applied to lease liabilities and interest expenses.

Travel expenses increased to $224,065 (2019 - $188,339) mainly due to more attendances in conference to secure additional financing.

Wages and benefits increased to $1,756,541 (2019 - $1,335,653) mainly due to an increase in stock-based compensation charges of $734,582 during the current period compared to $315,715 in the comparative period of the prior year, and an increase of $43,414 in wages and benefits. This increase was offset by a decrease of $41,393 in employee expenses due to expenses associated with stock option exercises in the comparative period of the prior year.

Other expense categories that reflected only moderate changes period over period were administration expenses of $322 (2019 - $323), professional fees of $269,942 (2019 - $267,401), and office expenses of $92,140 (2019 - $85,934).

Other items amounted to an income of $207,992 compared to an income of $$93,598 in the prior period There was a decrease in foreign exchange gain to $26,436 (2019 –$38,657) which is the result of factors outside of the Company’s control and an increase in interest income to $181,556 (2019 - $54,941) as a result of more investment in cashable GIC’s as a result of proceeds from the October 2019 financing during the current period.

Three months ended February 29, 2020 Compared to Three months ended February 28, 2019

For the three months ended February 29, 2020, the Company had a net loss of $3,642,976 compared to a net loss of $2,886,696 in the comparative period of the prior year. Included in net loss was $843,803 (2019 - $652,779) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on July 31, 2017 and November 19, 2018 which vested during the comparative period of the prior year. The increase in loss of $756,280 in the three month period of the current year was due to a combination of factors discussed below.

The exploration expenditures increased to $2,174,346 (2019 - $1,071,392) mainly due to increase in exploration in the current period as the Company secured further financing in October 2019 and an increase in stock-based compensation charges of $73,210 during the current period compared to $57,429 in the comparative period of the prior year.

Consulting fees increased to $465,021 (2019 - $393,195) mainly due to an increase in stock-based compensation charges of $395,391 during the current period compared to $282,945 in the comparative period of the prior year and an increase in directors’ fees. This increase was offset by a decrease in consultant fees.

Depreciation expenses increased to $19,258 (2019 - $3,787) mainly due to depreciation of ROU assets after the adoption of Topic 842 – Leases.

Investor relations expenses increased to $405,756 (2019 - $315,115) mainly due to an increase in stock-based compensation charges of $118,468 during the current period compared to $88,570 in the comparative period of the prior year, an increase in advertising and marketing, and an increase in investor relations-related travels during the current period compared to the comparative period of the prior year.

Office expenses increased to $38,820 (2019 - $25,679) mainly due to the computer hardware and software acquisition in the current period compared to the comparative period of the prior year.

Regulatory expenses increased to $60,989 (2019 - $32,930) mainly due to an increase in the base and variable fee paid to the TSX in the current period which was based on the Company’s market capitalization.

Rent expenses decreased to $1,706 (2019 - $18,835) mainly due to the adoption of Topic 842 – Leases. Rent was classified as lease payment which was applied to lease liabilities and interest expenses.

Wages and benefits decreased to $475,314 (2019 - $788,617) mainly due to an increase in stock-based compensation charges of $250,203 during the current period compared to $219,302 in the comparative period of the prior year. This increase was offset by a decrease of $330,890 in wages and benefits in the current period as the 2020 bonus was paid in the second quarter of the current year whereas the 2019 bonus was paid in the third quarter of the prior year, and a decrease of $13,314 in employee expenses due to expenses associated with stock option exercises in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $108 (2019 - $108), insurance expenses of $62,284 (2019 - $55,565), professional fees of $119,325 (2019 - $109,969), and travel expenses of $55,469 (2019 - $50,364).

Other items amounted to an income of $235,420 compared to a loss of $21,140 in the prior period. There was an increase in foreign exchange gain of $131,822 (2019 - loss of $47,477), which was the result of factors outside of the Company’s control and an increase in interest income of $103,598 (2019 - $26,337) as a result of more investment in cashable GIC’s during the current period net of interest expenses.

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

The Company reported cash and cash equivalents of $19,632,352 as at February 29, 2020 compared to $4,145,085 as at May 31, 2019. The change in cash position was the net result of $7,651,786 used for operating activities, $35,433 used for lease liabilities payments, and $23,185,347 received from the private placements of common shares in June 2019 and August 2019 and a public bought deal equity financing in October 2019 (net of share issue costs) during the period ended February 29, 2020.

As at February 29, 2020, the Company had working capital of $19,784,100 compared to working capital of $4,204,082 as at May 31, 2019. On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $1.80 per share for gross proceeds of $900,000 and sold its non-core Alaskan royalty interests for a purchase price of $350,000, before legal fees. On August 19, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. On October 10, 2019, the Company closed a public bought deal equity financing and issued 11,500,000 common shares at a price of $2.00 per common share for gross proceeds of $23,000,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs until May 2021. Following May 2021, the Company will need to scale back anticipated activities and costs or raise additional financing to fund operations through the year ending May 31, 2022. The Company’s current anticipated operating expenses are $3,670,000 until May 31, 2020 and $15,040,000 until May 31, 2021. The Company’s anticipated monthly burn rate averages approximately $1,223,000 for March 2020 to May 2020, where approximately $347,000 is budgeted for administrative purposes and approximately $876,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. From March 2020 to May 2021, the Company’s anticipated monthly burn rate averages approximately $1,003,000, of which $277,000 is budgeted for administrative purposes and approximately $726,000 is for planned exploration expenditures and holding costs for the NBP and the MLP. In any event, the Company will be required to raise additional funds, again through public or private equity financings, prior to the end of May 2021 in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities at the NBP and the MLP on its currently anticipated scheduling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of February 29, 2020 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of February 29, 2020, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended February 29, 2020 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except for the below risk factors, which update those previously set forth in our Annual Report on Form 10-K as filed with the SEC on August 8, 2019, there have been no material changes from the risk factors set forth in such Annual Report.

The outbreak of the corona virus pandemic may impact the Company’s plans and activities

The Company’s exploration and development activities may be affected by existing or threatened medical pandemics, such as the novel coronavirus (COVID-19). A government may impose strict emergency measures in response to the threat or existence of an infectious disease, such as the emergency measures imposed by governments of many countries and states in response to the COVID-19 virus pandemic. As such, there are potentially significant economic and social impacts of infectious diseases, including but not limited to the inability of the Company to develop and operate as intended, shortage of skilled employees or labour unrest, in ability to access sufficient healthcare, significant social upheavals or unrest, disruption to operations, supply chain shortages or delays, travel and trade restrictions, government or regulatory actions or inactions (including but not limited to, changes in taxation or policies, or delays in permitting or approvals, or mandated shut downs), declines in the price of precious metals, capital markets volatility, availability of credit, loss of investor confidence and impact on economic activity in affected countries or regions. In addition, such pandemics or diseases represent a serious threat to maintaining a skilled workforce in the mining industry and could be a major health-care challenge for the Company. There can be no assurance that the Company or the Company’s personnel will not be impacted by these pandemic diseases and the Company may ultimately see its workforce productivity reduced or incur increased medical costs/insurance premiums as a result of these health risks. COVID-19 is rapidly evolving and the effects on the mining industry and the Company are uncertain. The Company may not be able to accurately predict the impact of infectious disease, including COVID-19, or the quantum of such risks. There can be no assurance that the Company will not be impacted by adverse consequences that may be brought about by pandemics on global financial markets , which may reduce resources, share prices and financial liquidity and may severely limit the financing capital available to the Company.

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

Repurchase of Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine months period ended February 29, 2020 the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at February 29, 2020 and May 31, 2019, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Nine Months ended February 29, 2020 and February 28, 2019, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2020 and February 28, 2019, (iv) the Condensed Interim Consolidated Statement of Changes in Equity for the Nine Months Ended February 29, 2020, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius Jeffrey Pontius Chief Executive Officer (Principal Executive Officer)
Date: April 6, 2020

By:	/s/ Peggy Wu Peggy Wu Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 6, 2020