Form 10-K
period 2020-05-31
Corvus Gold Inc.
filed 2020-08-13
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 000-55447

CORVUS GOLD INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750 -700 West Pender Street Vancouver, British Columbia, Canada, (Address of Principal Executive Offices)	V6C 1G8 (Zip code)

Registrant’s telephone number, including area code: (604) 638-3246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	KOR	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $80,521,510

As of August 13, 2020, the registrant had 123,987,845 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into this report. See Part III.

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

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC. These amendments became effective February 25, 2019 (the “SEC Modernization Rules”) and, following a two-year transition period, the SEC Modernization Rules will replace the historical property disclosure requirements for mining registrants that are included in SEC Industry Guide 7. The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its fiscal year beginning May 31, 2021. Under the SEC Modernization Rules, the definitions of “proven mineral reserves” and “probable mineral reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources” which are also substantially similar to the corresponding CIM Definition Standards; however there are differences in the definitions under the SEC Modernization Rules and the CIM Definition Standards and therefore once the Company begins reporting under the SEC Modernization Rules there is no assurance that the Company’s mineral reserve and mineral resource estimates will be the same as those reported under CIM Definition Standards as contained in this in the prospectus supplement and the accompanying base prospectus and the documents incorporated by reference herein and therein.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;
•	the results of the preliminary economic assessment;
•	the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP and for the MLP;
•	the Company’s estimates of the quality and quantity of the mineral resources at its mineral properties;
•	the future price of minerals;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	the Company’s expectation that we will continue to raise capital through the sale of non-core assets, equity and/or debt financings and through the exercise of stock options and warrants;
•	the Company’s expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	the Company’s estimates of its future cash position;
•	the Company’s intention to identify and execute cost cutting initiatives;
•	the Company’s expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on the Company’s ability to raise capital in sufficient amounts on reasonable terms;
•	the Company’s potential ability to generate proceeds from operations or the dispositions of its assets;
•	the timing, performance and results of feasibility studies;
•	the Company’s potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
•	costs and timing of the exploration and development of new deposits;
•	success of exploration activities;
•	permitting and certification time lines;
•	government regulation of mining exploration, development and operations;
•	environmental risks;
•	timing and possible outcome of pending litigation, title disputes or claims;
•	the timing and cost of planned exploration programs of the Company and its joint venture partners (as applicable), and the timing of the receipt of results therefrom;
•	the Company’s future cash requirements and use of proceeds of sales of none-core assets;
•	general business and economic conditions;
•	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations;
•	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;
•	the potential for the existence or location of additional high-grade veins, or high-grade mineralization;
•	the potential for any delineation of higher grade mineralization;
•	the potential for there to be one or more additional vein zone(s);
•	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;
•	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure
•	that the Company will operate at a loss;
•	that the Company will need to scale back anticipated costs and activities or raise additional funds;
•	that the Company will have to raise substantial additional capital to accomplish its business plan over the next couple of years;

•	the estimated reclamation and asset retirement costs;
•	the plans related to the potential development of the MLP and the NBP; and
•	the NBP and MLP work plans and mine development plan/programs.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•	risks related to the evolving novel coronavirus (“COVID-19”) pandemic and health crisis and the governmental and regulatory actions taken in response thereto;
•	our requirement of significant additional capital and our ability to raise such additional capital on favourable terms;
•	our ability to raise funds in new share offerings due to future sales of Common Shares in the public or private market and our ability to raise funds from the exercise of stock options and warrants;
•	whether our acquisition, exploration and potential development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transaction we enter will maximize the realization of the market value of our assets;
•	our limited operating history;
•	our history of losses;
•	a shortage of skilled labour, equipment and supplies;
•	our reliance on third parties to fulfill their obligations under our agreements;
•	cost increases for our exploration and, if warranted, development projects;
•	our Properties (as defined herein) being in the exploration stage;
•	mineral exploration, development and production activities;
•	our lack of mineral production from our Properties;
•	estimates of mineral resources, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	changes in project parameters;
•	failure of equipment and processes to operate as anticipated;
•	accidents, labour disputes and other risks of the mining industry;
•	changes in mineral resource estimates;
•	the accuracy of calculations of mineral resources and mineralized material fluctuations therein based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;
•	actual results of current exploration activities;
•	risks associated with restructuring and cost-efficiency initiatives;
•	differences in United States and Canadian mineral reserve and mineral resource reporting;
•	our exploration activities being unsuccessful;
•	the success of future joint ventures, partnership and other arrangements relating to our properties;
•	technical and operational feasibility and the economic viability of deposits;
•	fluctuations in gold, silver and other metal prices;
•	our ability to obtain permits and licenses for production;
•	government and environmental regulations that may increase our costs of doing business or restrict our operations;
•	proposed legislation that may significantly affect the mining industry;
•	changes in corporate governance and public disclosure regulations;
•	inherent hazards of mining exploration, development and operating activities;
•	future water supply issues;
•	land reclamation requirements;
•	competition in the mining industry;
•	equipment and supply shortages;
•	tax issues;
•	current and future joint ventures and partnerships;
•	our ability to attract qualified management and other key personnel;
•	the ability to enforce judgment against certain of our Directors (as defined herein);
•	conflicts of interest of some of our Directors as a result of their involvement with other natural resource companies;
•	currency fluctuations;
•	claims on the title to our Properties;
•	surface access on our Properties;

•	potential future litigation;
•	our lack of insurance covering all our operations;
•	risks related to current global financial conditions;
•	our status as a “passive foreign investment company” under US federal tax code;
•	the Common Shares (as defined herein); and
•	events such as war, terrorism, natural disaster or outbreaks of disease (including COVID-19).

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

We are a reporting issuer in the Canadian Provinces of British Columbia, Alberta and Ontario and the Common Shares are listed for trading on the TSX and the Nasdaq Capital Market in each case under the trading symbol “KOR”.

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

Emerging Growth Company Status

We lost our status as an emerging growth company on May 31, 2020, the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

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

Business Operations

Summary

We currently hold, or have rights to acquire, interests in two mineral properties in Nevada, USA, the NBP and the MLP. The Company’s objectives with respect to these Properties are to evaluate the potential of the Properties and to determine if spending additional funds is warranted (in which case, an appropriate program to advance the Properties to the next decision point will be formulated and, depending upon available funds, implemented by us) or not (in which case the Properties may be returned by us to the optionor/lessor or, in respect of properties in which we are earning an interest, be returned to the optionor thereof). Our present focus is on the exploration and, if warranted, development of the NBP, located 15 kilometres north of Beatty, Nevada, and the MLP, located in the Bare Mountain District, approximately 10 kilometres from the NBP. Corvus also staked additional claim blocks, the MN claim group, to the northwest of the Mother Lode claims, the ME claim group, to the east of the Mother Lode claims, and the GAP claim group, immediately to the south of NBP. During the fiscal year, the Company extended its claim holdings in an unstaked areas lying between Coeur Mining Inc. and AngloGold Ashanti Limited (“AngloGold Ashanti”) called the Lynnda Strip and an unstaked area, the Snake Claims between AngloGold Ashanti claims on the east boundary of the Silicon Block (see Figure 1). The progress on, and results of, the work programs on our material mineral property is set out under Part I, Item 2, Properties in this Annual Report. We continue to assess additional mineral property acquisitions but do not presently contemplate entering into any such agreements, other than in connection with the NBP and the MLP.

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

Exploration drilling has been distributed between the two properties throughout the year, with both core drilling rigs and an RC drilling rig being transferred between the properties at various time of the year. The RC rig was used to conduct infill and step out drilling as well as drill pre-collars for core-tail holes to allow the drilling to reach greater depths. Corvus expects to continue with drilling activities at both North Bullfrog, Mother Lode and other targets through much of the next fiscal year.

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

Nevada

In Nevada, initial stage surface exploration activities that do not disturb the surface, do not require any permits. Notice-level exploration permits (“NOI”) are required (through the BLM) for the NBP and MLP to perform drilling or other surface disturbing activities with less than five acres extent. More extensive disturbance requires submittal and approval of a “Plan of Operations” and “Environmental Assessment” from the BLM. In May 2013, Corvus obtained an amended Plan of Operations allowing 100 acres of surface disturbance in the public lands portion of the NBP, which is considered sufficient by us for our currently planned drilling and characterization program. Reclamation costs have been re-estimated on a 3-year basis, with the most recent submitted June 19, 2019. We also applied for, and received in August 2013, a NOI for disturbance of an additional 1.3 acres outside the currently defined NBP area in order to allow us to drill water monitor wells and perform geotechnical soil investigations outside the NBP area. This NOI has been reviewed and extended until May 9, 2021 by BLM. In June of 2015, the Company applied for, and received a NOI which allowed an additional 2.1 acres of disturbance for exploration of the Eastern Steam-heated Alteration zone, outside of the NBP permit area. On December 7, 2015, a decision allowing the increase in disturbance area to 4.8 acres in the Eastern Steam-heated Alteration zone was received from BLM. This Notice has been extended to 2021. In August of 2017, the Company received an NOI from BLM which allowed 4.8 acres of surface disturbance for drilling exploration at the MLP. In June 2018, Corvus received approval of an NOI for 4.4 acres of disturbance at the Company’s Willy’s Exploration Project near the MLP. In September 2018, Corvus received approval of an NOI for 0.7 acres of disturbance at the Company’s Sawtooth Project site near the MLP. On June 23, 2020, the Company received approval of a Plan of Operations at the Mother Lode site allowing up to 145 acres of disturbance for future exploration. As of July 2, 2020, the Company had posted with the BLM, as security for the reclamation obligations at North Bullfrog and at Mother Lode, a Surety Bond of USD 588,056. In addition, as part of the approval of the Mother Lode Plan of Operations, BLM has granted the company two Right-of-Ways (“ROWs”), (1) for road access to the Mother Lode site and further to the east to the location of the Company’s three installed water wells, and (2) for the water well sites. Additional reclamation bonds were required for the individual ROWs in the amounts USD 113,000 and USD 188,200, for the access road and water wells, respectively. In general, exploration activities in Nevada can be carried out on a year-round basis. Mining is conducted in Nevada on a year round basis, both open pit and underground.

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

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The EPA, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

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

Key Personnel

As at August 13, 2020, we have two full time employees and ten part-time consultants. Our operations are managed by our officers with oversight by the Directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years and the current calendar year to date:

Year	High	Low	Average
	USD	USD	USD
2014	1,385	1,142	1,267
2015	1,296	1,049	1,160
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018	1,355	1,178	1,268
2019	1,546	1,270	1,393
2020 (through August 12, 2020)	2,067	1,474	1,691

Data Source: www.kitco.com

Seasonality

The NBP and the MLP are not subject to material restrictions on our operations due to seasonality.

Sustainability

The Company has created a Sustainable Development Committee (“SDC”) which will primarily monitor, review and provide oversight with respect to its policies, standards, accountabilities and programs relative to health, safety, community relations and environmental-related matters. Further, the SDC will advise the Board and make recommendations for the Board’s consideration regarding health, safety, community relations and environmental-related issues. In particular, the SDC will consider and advise the Board with respect to current standards of sustainable development for projects and activities such as those of the Company, particularly with a view to ensuring that the Company’s business is run in a manner, and its projects are operated and developed, so as to achieve the ideals and reflect the following principles of sustainable development:

1.	living within environmental limits;

2.	ensuring a strong, healthy and just society;

3.	achieving a sustainable economy;

4.	using sound science responsibly; and

5.	promoting good governance.

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

Risks Related To Our Company

The outbreak of the coronavirus pandemic may impact the Company’s plans and activities

The Company’s exploration and development activities may be affected by existing or threatened medical pandemics, such as the novel coronavirus (COVID-19). A government may impose strict emergency measures in response to the threat or existence of an infectious disease, such as the emergency measures imposed by governments of many countries and states in response to the COVID-19 virus pandemic. As such, there are potentially significant economic and social impacts of infectious diseases, including but not limited to the inability of the Company to develop and operate as intended, shortage of skilled employees or labour unrest, inability to access sufficient healthcare, significant social upheavals or unrest, disruption to operations, supply chain shortages or delays, travel and trade restrictions, government or regulatory actions or inactions (including but not limited to, changes in taxation or policies, or delays in permitting or approvals, or mandated shut downs), declines in the price of precious metals, capital markets volatility, availability of credit, loss of investor confidence and impact on economic activity in affected countries or regions. In addition, such pandemics or diseases represent a serious threat to maintaining a skilled workforce in the mining industry and could be a major health-care challenge for the Company. There can be no assurance that the Company or the Company’s personnel will not be impacted by these pandemic diseases and the Company may ultimately see its workforce productivity reduced or incur increased medical costs/insurance premiums as a result of these health risks. COVID-19 is rapidly evolving and the effects on the mining industry and the Company are uncertain. The Company may not be able to accurately predict the impact of infectious disease, including COVID-19, or the quantum of such risks. There can be no assurance that the Company will not be impacted by adverse consequences that may be brought about by pandemics on global financial markets, which may reduce resources, share prices and financial liquidity and may severely limit the financing capital available to the Company.

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

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

•	$(16,879,394) for the year ended May 31, 2020; and

•	$(11,020,098) for the year ended May 31, 2019.

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

Our relationship with the communities in which we operate is important to ensure the future success of our existing operations. While we believe our relationships with the communities in which we operate are strong, there is an increasing level of public concern relating to the perceived effect of mining activities on the environment and on communities impacted by such activities. Certain non-governmental organizations (“NGOs”), some of which oppose globalization and resource development, are often vocal critics of the mining industry and its practices. Adverse publicity generated by such NGOs or others related to extractive industries generally, or its operations specifically, could have an adverse effect on our reputation or financial condition and may impact its relationship with the communities in which we operate. While we believe that we operate in a socially responsible manner, there is no guarantee that our efforts in this respect will mitigate this potential risk.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, applicable securities regulatory authorities in Canada, the TSX, the Nasdaq Capital Market, applicable Canadian authorities and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Our efforts to comply with new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

The Canadian Extractive Sector Transparency Measures Act (“ESTMA”), which became effective June 1, 2015, requires public disclosure of payments to governments by mining and oil and gas companies engaged in the commercial development of oil, gas and minerals who are either publicly listed in Canada or with business or assets in Canada. Mandatory annual reporting is required for extractive companies with respect to payments made to foreign and domestic governments at all levels, including entities established by two or more governments, including Indigenous groups. Reporting on payments to Canadian First Nations commenced in 2018 for payments made in 2017. ESTMA requires reporting on the payments of any taxes, royalties, fees, production entitlements, bonuses, dividends, infrastructure improvement payments, and any other prescribed payment over C$100,000. Failure to report, false reporting or structuring payments to avoid reporting may result in fines of up to C$250,000 (which may be concurrent). We commenced ESTMA reporting in 2017. If we become subject to an enforcement action or in violation of ESTMA, this may result in significant penalties, fines and/or sanctions imposed on us resulting in a material adverse effect on our reputation.

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

Newly adopted rules regarding mining property disclosure by companies reporting with the SEC may result in increased operating and legal costs.

On October 31, 2018, the SEC adopted new rules to modernize mining property disclosure in reports filed with the SEC in order to harmonize SEC disclosure requirements with international standards.  These rules are not effective until the Company’s first full fiscal year beginning on or after January 1, 2021. The Company currently reports mineral resources and reserves in compliance with NI 43-101. Because the Company files its reports with the SEC on U.S. domestic forms, under the new rules, the Company will be required to comply with the new SEC mining property disclosure requirements and not make disclosure in accordance with NI 43-101 in the reports it files with the SEC. It is not clear at this time if the Company will be required to prepare separate technical reports under the two reporting regimes or may rely on one technical report prepared in accordance with both reporting standards.  Further, while the Company currently utilized its reports as filed with the SEC in meeting its reporting obligations in Canada, if its future reports have mining property disclosure that is not NI 43-101 compliant, the Company may have to prepare separate reports or a supplemental NI 43-101 mining property report.  All these changes to the Company’s reporting requirements could result in increased compliance costs.

Risks Related to the Common Shares

We believe that we may be a “passive foreign investment company” for the current taxable year which may result in materially adverse United States federal income tax consequences for United States investors.

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended May 31, 2020, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the shareholder makes a timely and effective "qualified electing fund" election (“QEF Election”) or a "mark-to-market" election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below under the heading “Certain United States Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Shares.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Although as of May 31, 2020, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

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

In the last 12 months, the price of our stock on the TSX has ranged from a low of C$0.99 to a high of C$4.26. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to resell any Common Shares you acquire at a desired price.

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

We are subject to the continued listing criteria of the TSX and the Nasdaq Capital Market and our failure to satisfy these criteria may result in delisting of the Common Shares.

The Common Shares are currently listed on the TSX and the Nasdaq Capital Market. In order to maintain the listing, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders, and, in the case of the Nasdaq Capital Market, a minimum bid price. In addition to objective standards, the TSX or the Nasdaq Capital Market may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the TSX or the Nasdaq Capital Market inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the listing requirements of TSX or the Nasdaq Capital Market; or if any other event occurs or any condition exists which makes continued listing on the TSX or the Nasdaq Capital Market, in the opinion of the TSX or the Nasdaq Capital Market, inadvisable.

If the TSX or the Nasdaq Capital Market delists the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the Common Shares, reduced liquidity, decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.

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

Property Description and Location

The combined NBP-MLP is located in the Bullfrog Hills and Bare Mountains of northwestern Nye County, Nevada (Figure 1), and covers about 12,895 hectares (31,864 acres) of patented and unpatented mining claims in sections 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 31, 32, 33, 34, 35 and 36 of T10S R46E; in sections 1, 2, 3, 4, 5, 6, 10, 11, 12, 13, 14, 15, 23, 24, 25, 26, 34 and 35 of T11S R46E; in sections 2, 3, 5, 6, 7, 8, 9, 10 and 18 of T12S R46E; in sections 19, 30, 31 and 32 of T10S R47E; in sections 4, 5, 6, 7, 8, 9, 10, 11, 14, 15, 16, 17, 18, 22, 23, 26, 27, 34, 35 and 36 of T11S R47E; in sections 1, 2, 3, 4, 8, 9, 10, 11, 12 and 13 of T12S R47E; in sections 4, 9, 10, 15, 22, 27, 31, 32, 33, and 34 of T11S R48E; and in sections 4, 5, 6, 7, 8, 9, 16, 17 and 18 of T12S R48E of MDBM.  The total number of unpatented claims is 1601. In addition, at NBP, we have a total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode mining claims (Figure 1).  Corvus Nevada owns an additional five patented claims (the Millman claims) and a 430-acre property with 1600 acre-feet of water rights located north of NBP in the Sarcobatus hydrographic basin (Basin 146).  During April 2020, the NBP-MLP was expanded with the staking of 22 Snake claims in T11S R48E.

Figure 1: Property Map showing the Location of the Corvus Properties (North Bullfrog, Mother Lode, Gap, Lynnda Strip and Snake claim groups) with respect to the town of Beatty, NV and Exploration groups in the area.

The MLP is located north of the Bare Mountains of northwestern Nye County, Nevada (Figure 1) and is connected to the southeast corner of the NBP.  The MLP consists of about 3,803 hectares (9,397 acres) of federal unpatented lode mining claims located in sections 10, 11, 14, 15, 22, 23, 26, 27, 34, 35 and 36 of T11S R47E; in sections 1, 2, 3, 4, 8, 9, 10, 11, 12, and 13 of T12S R47E; in sections 4, 9, 10, 15, 22, 27, 31, 32, 33 and 34 of T11S R48E; and sections 4, 5, 6, 7, 8, 9, 16, 17 and 18 of T12S R48E, Mount Diablo Base and Meridian (“MDBM”).  The individual claim blocks include the original Mother Lode group, the MN claims, the ME claims, and the Snake claims.

Studies at the MLP-NBP have been focused on the integration of the NBP and the MLP into a single mining operation. The Technical Report describing the integrated NBP-MLP dated November 1, 2018 and amended November 8, 2018 is available on SEDAR.

Title and Ownership

Redstar Gold Joint Venture and ITH Land Purchase

Redstar Gold Corporation (“Redstar”) originally staked 213 unpatented lode mining claims and optioned 21 patented lode mining claims from six private parties in 2006. ITH optioned the original NBP land package from Redstar in 2006, creating the North Bullfrog Property Joint Venture (the “NBPJV”). ITH added 11 patented lode mining claims (the Mayflower property) to the NBPJV in 2007 under the Greenspun lease agreement. Redstar added 12 patented lode mining claims (the Connection and adjacent properties) to the NBPJV in 2008 under the lease agreement with Lunar Landing LLC. In August 2009 ITH purchased 100% interest in the NBPJV from Redstar by paying Redstar $250,000 and issuing 200,000 ITH common shares. These holdings were then transferred to Corvus during the spin out. Corvus completed an additional option lease agreement on two patented lode mining claims in the Jolly Jane area in March 2011. In May 2014, Corvus amended its existing lease agreement with Kolo Corp. to add the Yellow Rose and Yellow Rose No. 1 claims. In March 2015 Corvus added a second option lease agreement with Lunar Landing LLC, to lease the Sunflower, Sunflower No. 1 and Sunflower No. 2 claims for a total of nine option agreements on private land. Table 1 summarizes the obligations of the nine leases which are part of Corvus’ responsibilities on the NBP.

Table 1: Summary of Lease Obligations that are part of the NBP

Party	Area	Claims/Acres	Next Payment(3)	Property Taxes	NSR	Signing Date
Gregory	North Pioneer	1/8.2	$3,800	none	2%	6/16/2006
Wiley(1)	Savage	3/45.7	$9,300	none	2%	5/22/2006
Kolo Corp	Jolly Jane & Yellow Rose	4/81.7	$7,400	$258	3%	5/8/2006
Milliken	Pioneer	3/24.5	$5,800	none	2%	5/8/2006
Pritchard	Pioneer	12/203.0	$20,000	none	4%	5/16/2006
Lunar Landing LLC	Connection	12/195.0	$16,200	$207	4%	10/27/2008
Lunar Landing LLC	Sunflower	3/59.2	$5,000	$180	4%	3/30/2015
Greenspun (2)	Mayflower	11/183.1	$10,000	$214	4%	12/1/2007
Sussman	Jolly Jane	2/37.4	$32,000	$113	2%	3/1/2011
Total	-	51/748.7	$109,600	$972	-	-

(1)	Original title transferred from Hall to Wiley due to death in the family

(2)	Plus 50,000 shares of ITH and 25,000 Common Shares

(3)	Estimated 2020

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

Greenspun Property (Mayflower Area)

ITH, through what is now Corvus Nevada, entered into a mining lease with an option to purchase with the Greenspun Group for 183 acres of patented lode mining claims that cover much of the Mayflower prospect. The Mayflower lease requires Corvus to make payments and complete work programs as outlined in Table 2. During the term of the lease any production from the Mayflower property is subject to a sliding scale royalty, also outlined in Table 2. Corvus has the right to purchase a 100% interest in the Mayflower property for USD 7.5 million plus a 0.5% NSR (if gold is less than USD 500) or 1.0% (if gold is above USD 500) at any time during the term of the lease (subject to escalation for inflation if the option is exercised after the 10th year of the lease). The annual property taxes to be paid by Corvus for the Mayflower property are USD 214. On February 11, 2015, the Mayflower mining lease with option to purchase was amended with the addition of an anti-dilution clause applying to the ITH shares and with an increase in the annual payment to include 25,000 Common Shares. On November 22, 2017, the term of the lease was extended for 10 additional years to December 7, 2027.

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

On February 21, 2013 Corvus Nevada signed a purchase agreement, which was subsequently closed on March 27, 2013, for the purchase of the surface rights only to five patented lode mining claims owned by Mr. and Mrs. Gordon Millman and located east of the Mayflower Property. This ground could be used for potential overburden storage from the Mayflower deposit as well as improving access to the Mayflower Property in general. Corvus Nevada purchased the surface rights for USD 160,000. Additionally, Corvus Nevada agreed to pay the Millmans a fee of US $0.02 per ton of any potential overburden storage subject to a minimum storage of 12 million short tons of material. The note for the storage fee of USD 240,000 was paid on December 17, 2015.

Sarcobatus Property

In December 2013, SoN Land and Water LLC, wholly owned by Corvus Nevada, completed the purchase of an 170 hectare fee simple parcel of land approximately 30 kilometres northwest of the NBP which carries with it 1,600 acre feet of irrigation water rights within the Sarcobatus Flats water basin. The cost of the land and associated water rights was USD 1,034,626. The Company has registered the purchase of water rights with the Nevada State Engineer (“NSE”) and has changed the use to mining on July 18, 2017. Corvus has received a temporary transfer of the extraction point for all of the water (1267 acre feet annually) to the NBP. Corvus has transferred the point of extraction of all of the water rights to the NBP.

Other property considerations

All of the unpatented lode mining claims are on U.S. public land administered by the BLM. These claims give Corvus the right to explore for and mine minerals, including gold and silver, subject to the necessary permits. The current exploration permits from BLM and NDEP allow Corvus surface access, maintenance of roads, drilling and sampling, and a defined amount of accompanying surface disturbance. The unpatented lode mining claims at North Bullfrog require payment of yearly maintenance fees to the BLM and Nye County (recording fees) of an aggregate of USD 215,000 (estimated for 2020). Annual property taxes to be paid by Corvus for some of the properties under the original six Redstar leases and subsequent leases are listed in Table 1.

The unpatented lode claims at the Mother Lode property will require payment of yearly maintenance fees to BLM and Nye County (recording fees) of an estimated USD 81,000 (estimated for 2020).

Current exploration activities are covered by a Plan of Operations (NVN-83002) at NBP and Plan of Operations (NVN-096238) at Mother Lode with the BLM. Two exploration Plans of Operation are in place with the NDEP (NDEP#0280 NBP private land and #0290 NBP public land administered by the BLM and #0392 MLP public land administered by BLM) that fulfill the State of Nevada permitting obligations on private and public lands, respectively. Additional exploration activities are covered by four NOIs with the BLM. Those NOIs (N-9221, N-93906, N-96894 and N-96991) have temporary terms renewable every two years, and currently extend to 2021. Reclamation bonds, related to environmental liabilities to which the Properties are subject, are in place to cover activities on the Properties. Corvus’ reclamation liabilities are covered by surety bonds issued by Lexon Insurance Company in the amount of USD 494,382 for 108.9 acres (excludes the NOI bonded obligations) of disturbance on public land with the BLM and USD 209,070 for 25.4 acres of disturbance on private land with NDEP. An additional USD 93,674 of reclamation liability cost for the four NOIs is also covered by the Lexon Insurance Company.

Two ROWs were granted under the Mother Lode Plan of Operations. Reclamation bonds were issued by the Lexon Insurance Company on July 7, 2020 for a total of USD 301,200 for the ROWs.

Accessibility, Physiography, Climate and Infrastructure at NBP-MLP

The Properties are accessible by a two and one half hour (209 kilometres, 130 mile) drive north of Las Vegas, Nevada along US Highway 95. US Highway 95 is the major transportation route between Las Vegas, Nevada, Reno, Nevada and Boise Idaho. Las Vegas is serviced by a major international airport. The Properties lie both to the west and to the east of the highway. Beatty, Nevada is the closest town to the property with a population of about 1,100 and contains most basic services. The nearest major supply point that would support a major mining related activity is Las Vegas, Nevada about 160 kilometres to the southeast. There are several accessible old mine workings. Access around both Properties is by a series of reasonably good gravel and dirt roads that extend to most of the important exploration areas.

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

Water resources for a mining project at NBP must be obtained from the ground water. There appears to be sufficient resources in the ground water basins at the NBP, and the Company has registered the water rights purchased in Sarcobatus with the NSE. The Company has converted the Sarcobatus water rights to a temporary mining use, and has transferred the point of extraction to the NBP. Drilling at NBP during the year utilized water produced from the NB-WW-14 well at NBP. Water wells, booster stations, and pipelines would be developed to provide water to the mine, process facilities, and ancillary structures. The current plan would be to drill several wells northwest of the heap leach pad and install a fresh water line from the well fields to the process plant. The hydrologic characterization program was advanced at the end of 2018 by drilling a water well (NB-WW-14) in the NW corner of NBP which confirmed the potential of water well sites in the Sarcobatus Flats (Nevada State Water Basin 146) within the northwest portion of the NBP.

In 2019 the NSE conveyed existing water rights at the Mother Lode project to Corvus. The combined water rights, 144.4 acre-feet, were used for mining of the Mother Lode mine and the Daisy mine during the period 1988-1996 and represent the combined duty of 3 existing water wells near Mother Lode (MW-3, MW-4 and PW-2). Corvus had re-completed the MW-4 well in 2018, and has re-completed MW-3 and PW-2 during 2019 and 2020. Drilling during 2020 was performed using water produced from well MW-3.

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

Figure 2: Regional Geology of the Greater Bullfrog District

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

Qc
Tmr
Tprt
Tox
Tlr
Tip
Tjs
Psq
Psd
Psj
Mother Lode Claim Group
Mother Lode Pit Boundary
Corvus Drill Hole
Figure 7-3
Fault rock
Fluorspar Canyon Fault
SNA Thrust Fault
65
0
100
200
400
Meters
N
S
E
W

Figure 3: Simplified Geologic Map of the Mother Lode Area

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

1)	Sierra Blanca Mineralization

Mineralization at Sierra Blanca can be classified into six different styles:

•	Disseminated gold mineralization associated with pervasive silica adularia and sulphidation of iron (ubiquitous at Sierra Blanca);

•	Gold associated with fault controlled suphidation (NE30, NE50, NE60 Faults);

•	Gold associated with quartz veining;

•	Continuous quartz vein and associated stockworks (Josh vein at YellowJacket);

•	Localized quartz veins and stockworks (numerous zones); or

•	Sulphide veining with gold and tellurium mineralization (Air Track Hill).

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

Updated NBP-MLP Mineral Resources

Corvus has prepared the following Mineral Resource Estimates in accordance with the disclosure obligations in NI 43-101 and in accordance with the CIM Definition Standards. There have been historic resource estimates at MLP, within the context of NI 43-101, including actual mine production. In addition to NBP Resource Estimates, this Mineral Resource estimate is the first estimate at MLP since the adoption of NI 43-101. Project mineral inventories are reported at various cut-off-grades and classifications.

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

Table 3: Mother Lode and North Bullfrog, Pit-constrained, Measured, Indicated and Inferred Mineral Resources at Gold Selling Price of USD $1,250 per Ounce (Effective date September 18, 2018)

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

Two additional composites were prepared for comminution testing. The samples were half-HQ core, nominally 25.4 mm (1") diameter in size.

A separate set of 52 oxide samples were investigated for preg-rob assaying, as well as a series of bottle roll tests to demonstrate CN gold recovery.

McClelland Laboratories completed:

•	Head Analyses: conducted on the three metallurgical composites included fire assay, cyanide shake analysis, carbon and sulfur speciation analyses, and diagnostic leach tests.

•	Comminution Testing: a crusher work index, abrasion index and ball mill work index test was conducted on each of the two comminution composites.

•	Gravity Concentration Testing: a whole sample gravity concentration test was conducted on each of the two sulfide composites to determine response to whole sample gravity concentration at a P80-75µm feed size.

•	Flotation Testing: whole sample rougher flotation testing was conducted on the two sulfide composites. Parameters evaluated included feed size, reagent schemes, solids density and desliming before flotation. Bulk, 14 kg, flotation tests were also conducted to generate concentrate for ultra-fine grinding/cyanidation testing and concentrate oxidation tests.

•	Flotation Product Cyanidation Testing: Flotation concentrate from bulk whole flotation tests conducted on the sulfide composites. Concentrate samples were sent to ALS Minerals (Kamloops) for ultra-fine grinding (“UFG”) to generate feeds for cyanidation leach tests. Duplicate cyanidation tests, both with and without activated carbon added, were conducted on the reground concentrate from each composite. Bottle roll cyanidation tests were also conducted on flotation tailings from three selected tests.

•	Bulk Gravity Concentration/Flotation Testing: a bulk (49 kg) gravity concentration test was conducted on each of the two sulfide composites at a P80 -75µm feed size, using a Knelson concentrator to generate concentrate and feed for bulk flotation testing. The resulting gravity concentrate was cleaned by panning. The resulting cleaner tails and rougher tails were recombined and used as feed for a bulk flotation test.

•	Rougher flotation: this was conducted on each of the two gravity tailings to generate concentrate for testing. The gravity cleaner concentrates and flotation rougher concentrates were combined for down-stream process testing.

•	Acid base accounting testing: The testing was also completed on the corresponding flotation tailings.

SGS Mineral Services Lakefield completed:

•	Rougher flotation testing to optimize gold recovery to concentrate on the 2 Mother Lode composites;

•	Open- Circuit cleaner flotation tests; and

•	Analysis of concentrate products to determine concentrations of penalty elements mercury and arsenic.

Additionally,

•	Concentrate roasting tests and cyanidation of roasted residues: this was completed at Hazen Research Inc.

•	Concentrate pressure oxidation and cyanidation of residues: this was completed at Research Development Incorporated, RDi.

•	Atmospheric alkaline oxidation and cyanidation of residues: this was completed at Hazen Research Inc.

•	Biological Oxidation tests on concentrate: this was completed at McClelland Laboratories.

•	Biological Oxidation tests on whole rock mineralization: this was performed by Resource Development Inc.

North Bullfrog Metallurgical Test Program

Further metallurgical testing was performed on composite samples of YellowJacket vein and vein stockwork mineralization. The following test work was performed:

•	Combined gravity concentration and cyanide leach testing of YellowJacket vein and vein stockwork composites at mesh sizes of 28, 48, 65 and 100 to completely define a grind size-recovery curve;

•	Thickening tests on gravity tail materials at 28, 48, 65 and 100 mesh;

•	Vacuum filtration tests on gravity tail materials at 28, 48, 65 and 100 mesh;

•	Cyanide column leach tests on Sierra Blanca disseminated mineralization (100% -102 mm particles) in 305 mm diameter by 1830 mm high columns;

•	Cyanide column leach tests on Sierra Blanca disseminated mineralization (100% -102 mm particles) with 15% and 25% by weight gravity tail mineralization in 305 mm diameter by 1830 mm high columns;

These tests successfully demonstrated the potential for heap leach processing of ground YellowJacket mineralization blended with Run-of-Mine disseminated mineralization at NBP.

NBP Exploration Drilling

Sixty (60) boreholes were drilled at NBP during the fiscal year (June 2019 – May 2020). Target areas were Cat Hill, West Sierra Blanca, Mayflower, Spicerite, Jolly Jane North, Air Track West, Rhyolite Deep and YellowJacket. Two of the holes, NB-19-485CT and NB-19-489CT were core tail, where RC drilling and casing was used to create a platform for deepening the hole. The holes were nominally cored from the original 300 m RC depth to a total of 700-800 m depth by coring.

Hole NB-20-490 was core drilled to test YellowJacket mineralization below the currently defined base of the vein to 274 m.

Other NBP Activities

Monitoring programs to develop baseline characterization data for support of future permitting activities continued during the period. Water quality monitoring wells and surface springs were sampled in June 2019 and July 2020.

The required annual Noxious Weed survey was reported in June 2019, and the survey results did not indicate the presence of any noxious weeds at the NBP site. The survey is performed annually and inspects the areas previously disturbed by Corvus exploration activities.

The Company operated a meteorological monitoring station at NBP and submitted quarterly reports to the NDEP in September 2019, January 2020 and April 2020.

A production water well (NB-WW-14) was drilled in the northwest corner of the NBP, in the Sarcobatus Basin 146. A tank farm installed to support drilling operations during 2019 and water for drilling all holes Sierra Blanca/YellowJacket/Jolly Jane areas was obtained from the well. A 24 hour pumping test was performed during May 2020 to measure the hydraulic properties of the well NB-WW-14 to assess the potential for process water production in future project development.

The Baseline Hydrogeologic Report for NBP was updated in May 2020 with analysis of the performance of NB-WW-14 during the pump test providing the basis for design of the well field test program required for future permitting. The Waste Rock Geochemistry Baseline Plan was updated to incorporate changes in regulatory testing requirements that have occurred since the report was developed in 2014.

A geotechnical core hole was drilled to characterize the rock structural conditions in the potential east wall of the YellowJacket open pit. The data from the core hole was used as the basis of slope stability analysis of the maximum pit slope inter-ramp angle which was projected to be 58 degrees.

Mother Lode Exploration Drilling

Thirty-eight (38) boreholes were completed during the fiscal year (June 2019 – May 2020) at Mother Lode under the BLM Notice for a total drilling of 19,440 m. Sixteen (16) of the holes were drilled as core-tails, RC drilled and cased to between 120-300m and then cored to total depths of 600-700 m. A total of 9,428 m of core was produced from the core-tail drilling.

Other MLP Activities

A revised Environmental Assessment (“EA”) and Plan of Operations documents were submitted to BLM in July 2019, however, an additional requirement for baseline hydrologic data was imposed by BLM after the submittal. Corvus was required to sample springs along the Amargosa River drainage in the Beatty area for water quality, and to compile historic water production data from the Daisy mining project for analysis of impacts to the groundwater system within 5 miles of the project site. The EA and Plan of Operations was re-submitted in November 2019. The EA was accepted as complete, and released for public comment in April 2020. The public comment period was closed at the end of May, and the Mother Lode Exploration Project Record of Decision was received on June 25, 2020.

The two ROWs for the Mother Lode access road and the three water production wells were approved as part of the Record of Decision. Reclamation bonds for the ROWs were finalized on July 7, 2020.

Historic wells MW-3 and PW-2 were re-completed and the Completion Reports were filed with the Nevada Division of Water Resources.

Planned Exploration Work 2020 - 2021

Exploration and development work will continue for the rest of the fiscal year.

Use of Proceeds

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

The net proceeds of the Offering were anticipated to be applied as set out below. There have been no material changes to the anticipated use of proceeds as described in the prospectus relating to the Offering.

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

Progress accounting of expenditures against the use of proceeds on a quarterly basis is listed as follows:

Company Cost Center	Total Proceeds ($ M)	Expended ($ M) (October 1, 2019 – November 30, 2019)	Expended ($ M) (December 1, 2019 – February 29, 2020)	Expended ($ M) (March 1, 2020 – May 31, 2020)	Cumulative Expenditure ($ M) (October 1, 2019 – May 31, 2020)
Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling	$10.00	$0.73	$0.92	$2.40	$4.05
New Discovery Drilling	$2.30	$0.00	$0.48	$1.62	$2.10
Metallurgical Studies	$1.50	$0.03	$0.24	$0.53	$0.80
Mining and Development Studies	$0.60	$0.01	$0.11	$0.14	$0.26
Corporate general and administration, land & permits	$6.62	$1.46	$1.30	$0.67	$3.43
TOTAL	$21.02	$2.23	$3.05	$5.36	$10.64

Expenditures correlate with progress and time for the budgeted amounts for the period October 1, 2019 – May 31, 2020. Corporate general and administration, land and permits expenditures were impacted by scheduled timing of expenditures and financial fees due to the offering.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended May 31, 2020, none of the Company’s or its subsidiaries’ properties or projects was subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The Common Shares are listed and posted for trading on the TSX and the Nasdaq Capital Market in each case under the symbol “KOR”. In the United States, until trading on the Nasdaq Capital Market began on August 12, 2020, the Common Shares were quoted for trading on OTCQX under the symbol “CORVF”. Any over-the-counter market quotations on the OTCQX reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As at August 13, 2020, there were 123,987,845 Common Shares issued and outstanding, and the Company had approximately 123 shareholders of record. On August 12, 2020, the closing price of the Common Shares as reported by the TSX was C$3.68 and on the Nasdaq Capital Market was USD 2.78.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None

Equity Compensation Plan

The following summary information is presented as of May 31, 2020

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	12,345,000	$1.54	53,785
Equity Compensation Plans Not Approved By Securityholders	Nil	Nil	N/A
Total	12,345,000	$1.54	53,785

2010 Incentive Stock Option Plan (“Plan”)

On July 8, 2010, the Company adopted a “rolling” stock option plan reserving, for the grant of incentive stock options, a maximum number of Common Shares equal to 10% of the issued Common Shares at the time of any stock option grant. The Plan was subsequently approved by the TSX (subject to approval of the shareholders) on July 28, 2010 and was approved by the shareholders on August 12, 2010. As required by the TSX, the Plan, incorporating certain amendments, was reapproved by the shareholders on October 29, 2013 and, October 20, 2016 and October 3, 2019. The Plan will require re-approval by the shareholders on or before October 3, 2022.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended May 31, 2020 and 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Forward-Looking Statements” above.

Current Business Activities

General

NBP and MLP Project Exploration

Drilling continued during 2019-2020, with a total of 2 core drills and 1 RC drill rig. Sixty (60) boreholes were drilled at NBP during the fiscal year (June 2019 – May 2020). Target areas were Cat Hill, West Sierra Blanca, Mayflower, Spicerite, Jolly Jane North, Air Track West, Rhyolite Deep and YellowJacket. Two of the holes, NB-19-485CT and NB-19-489CT were core tails, where RC drilling and casing was used to created a platform for deepening the hole the hole by core drilling. These holes were cored from the original 300 m RC depth to a total of 700-800 m depth by coring with 1 testing the Spicerite target and testing the YellowJacket vein.

Thirty-eight (38) boreholes were completed during the fiscal year (June 2019 – May 2020) at Mother Lode under the BLM Notice for a total drilling of 19,440 m. Sixteen (16) of the holes were drilled as core-tails, RC drilled and cased to between 120-300m and then cored to total depths of 600-700 m. A total of 9,428 m of core was produced from the core-tail drilling.

The EA and Plan of Operations for exploration drilling at Mother Lode were approved by the BLM in June 2020. Right-of-Ways for use of the Fluorspar Canyon Road for access and the three Mother Lode water production wells were received as part of the permit.

Baseline characterization work continued with water quality sampling in June and December 2019. Additional water quality samples were collected from the Mother Lode water wells and from springs along the Amargosa River within 5 miles of the Mother Lode site as part of the EA. The site meteorological station continued to operate with quarterly reports submitted to NDEP.

Further metallurgical testing of Mother Lode sulfide and oxide mineralization was initiated in April 2019 at Research Development Inc., SGS Canada and McClelland Laboratories. Metallurgical testing was performed on YellowJacket vein and vein stockwork materials to characterize the recovery curve at mesh sizes between 28, 48, 65 and 100 mesh and to characterize gravity milling characteristics for the potential to blend gravity tail material into a heap leach pad. Column leaching tests were performed on 304 mm diameter x 1.8 m on blends of 15% and 25% gravity tail material with Sierra Blanca disseminated mineralization.

Financing

On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 Common Shares at a price of $1.80 per Common Share to EMX Royalty Corporation for gross proceeds of $900,000 (the “June 2019 Private Placement”). The Company also completed the sale of four non-core Alaskan royalty interests owned by the Company to EMX Royalty Corporation for a purchase price of $350,000

On August 20, 2019, we announced the closing of a non-brokered private placement equity financing and issued 500,000 Common Shares to AngloGold Ashanti (USA) Exploration Inc. at a price of $2.60 per Common Share for gross proceeds of $1,300,000 (the “August 2019 Private Placement”).

On October 10, 2019, the Company announced the completion of a $23,000,000 public bought deal financing, where the Company issued 11,500,000 common shares at a price of $2.00 per common share (the “Offering”). No warrants were issued in relation to this financing. The Offering was arranged by the sole underwriter, BMO Capital Markets. AngloGold Ashanti (USA) Inc. participated in the Offering on a pro-rata basis to maintain ownership of 19.9 percent of the issued and outstanding shares of Corvus. The net proceeds to the Company from the Offering was $21,020,000 after deducting the underwriter’s fee in the amount of $1,380,000, and the estimated expenses of the Offering of $600,000, which was paid out of the proceeds of the Offering. See “Item 2. Properties - Use of Proceeds” above for a discussion of the use of proceeds from the Offering.

2020 Outlook

Exploration and development studies will continue during 2020-2021.

Baseline characterization data will continue to be collected at NBP and MLP, including water quality samples, invasive weed surveys and meteorological data.

Results of Operations

Year ended May 31, 2020 Compared to Year ended May 31, 2019

For the year ended May 31, 2020, the Company had a net loss of $16,206,652 compared to a net loss of $10,858,005 in the prior year. Included in net loss was $3,389,637 (2019 - $1,633,957) in stock-based compensation charges which was a result of stock options granted during the year and previously granted stock options which vested during the year. Stock-based compensation in the current year comprised of stock options granted on July 31, 2017, November 19, 2018 and April 9, 2019 which vested during the year and stock options granted on June 13, 2019, October 11, 2019 and February 3, 2020. The prior year had stock-based compensation arising from stock options granted on September 15, 2016 and July 31, 2017 which vested during the prior year and stock options granted on November 19, 2018 and April 9, 2019. The increase in loss of $5,348,647 in the current year was due to a combination of factors discussed below.

The primary factor for the increase in net loss was the exploration expenditures of $9,766,264 incurred in the current year compared to $5,636,641 in the prior year. The exploration activities of the Company increased mainly due to an increase of $3,975,181 incurred in the exploration in the current year compared with the prior year as the Company secured additional financing throughout the year and focused its exploration efforts on the NBP-MLP and partly due to increased stock-based compensation charges of $294,760 during the current year compared to $140,318 in the prior year.

Consulting expenses increased to $1,931,197 (2019 - $1,054,967) mainly due to an increase in stock-based compensation charges of $1,591,400 during the current period compared to $728,748 in the prior year and an increase in directors’ fees due to the appointment of new chairman to the Board in March of 2019.

Insurance expenses increased to $234,846 (2019 - $213,548) mainly due to increased insurance premiums as a result of increased Director and Officer Liability coverage during the current year.

Investor relations expenses increased to $1,631,230 (2019 - $1,308,792) mainly due to an increase in stock-based compensation charges of $470,910 during the current year compared to $218,853 in the prior year, an increase in advertising and marketing, and an increase in investor relations-related travels during the current year as part of the Company’s efforts to secure additional financing and financial advisory fees. The increase was offset by a decrease in investor fees during the current year as compared to the prior year.

Regulatory expenses increased to $185,277 (2019 - $162,313) mainly due to an increase in the base and variable fee paid to the TSX in the current year which was based on the Company’s market capitalization.

Depreciation expenses increased to $61,513 (2019 - $15,069) and rent expenses decreased to $18,179 (2019 - $74,529) mainly due to the adoption of Topic 842 – Leases. Rent was classified as lease payment which was applied to lease liabilities and interest expenses.

Wages and benefits increased to $2,264,435 (2019 - $1,782,198) mainly due to an increase in stock-based compensation charges of $1,006,308 during the current year compared to $533,987 in the prior year, and an increase of $51,553 in wages and benefits due to foreign exchange conversion. This increase was offset by a decrease of $41,637 in employee expenses due to expenses associated with stock option exercises in the prior year.

Other expense categories that reflected only moderate change year over year were administration expenses of $429 (2019 - $430), office expenses of $139,338 (2019 - $119,687), professional fees of $374,012 (2019 - $376,322) and travel expenses of $272,674 (2019 - $275,602).

Other items amounted to an income of $672,742 compared to $162,093 in the prior year. There was an increase in foreign exchange gain of $417,332 (2019 – $85,258), which is the result of factors outside of the Company’s control and an increase in interest income of $255,410 (2019 - $76,835) as a result of more investment in cashable GIC’s during the current year.

Three months ended May 31, 2020 Compared to Three months ended May 31, 2019

For the three months ended May 31, 2020, the Company had a net loss of $6,181,351 compared to a net loss of $2,862,083 in the comparative period of the prior year. Included in net loss was $943,940 (2019 - $671,809) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on July 31, 2017 and November 19, 2018, and April 9, 2019 which vested during the comparative period of the prior year. The increase in loss of $3,319,268 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $4,996,972 incurred in the current period compared to $1,418,450 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $3,549,218 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company secured further financing in October 2019 and partly due to increased stock-based compensation charges of $84,532 during the current period compared to $55,228 in the comparative period of the prior year.

Consulting fees increased to $531,017 (2019 - $391,083) mainly due to an increase in stock-based compensation charges of $445,169 during the current period compared to $305,614 in the comparative period of the prior year.

Investor relations expenses increased to $321,424 (2019 - $305,952) mainly due to an increase in stock-based compensation charges of $134,788 during the current period compared to $88,177 in the comparative period of the prior year. The increase was offset by a decrease in investor relations fees and investor relations-related activities and travels decreased in April and May 2020 due to the global pandemic.

Regulatory expenses decreased to $11,329 (2019 - $59,932) mainly due to higher base and variable fee paid to the TSX in the comparative period of the prior year.

Depreciation expenses increased to $14,508 (2019 - $3,807) and rent expenses decreased to $567 (2019 - $19,008) mainly due to the adoption of Topic 842 – Leases. Rent was classified as lease payment which was applied to lease liabilities and interest expenses.

Travel expenses decreased to $48,609 (2019 - $87,263) mainly due to fewer property tours conducted during the current period due to the global pandemic as compared to the comparative period of the prior year.

Wages and benefits increased to $507,894 (2019 - $446,545) mainly due to an increase in stock-based compensation charges of $271,726 during the current period compared to $218,272 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $107 (2019 - $107), insurance expenses of $62,406 (2019 - $55,757), office expenses of $47,198 (2019 - $33,753), and professional fees of $104,070 (2019 - $108,921).

Other items amounted to an income of $464,750 compared to $68,495 in the prior period. There was an increase in foreign exchange to a gain of $390,896 (2019 - $46,601), which was the result of factors outside of the Company’s control and an increase in interest income of $73,854 (2019 - $21,894) as a result of more investment in cashable GIC’s during the current period.

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

The Company reported cash and cash equivalents of $14,913,158 as at May 31, 2020 compared to $4,145,085 as at May 31, 2019. The change in cash position was the net result of $12,816,646 used for operating activities, $51,705 used for capitalized acquisition costs, $5,151 used on property and equipment, and $25,200,000 received from the private placements of common shares in June 2019 and August 2019 and a public bought deal equity financing in October 2019 during the year ended May 31, 2020.

As at May 31, 2020, the Company had working capital of $14,568,048 compared to working capital of $4,204,082 as at May 31, 2019. On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $1.80 per share for gross proceeds of $900,000 and sold its non-core Alaskan royalty interests for a purchase price of $350,000, before legal fees. On August 19, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. On October 10, 2019, the Company closed a public bought deal equity financing and issued 11,500,000 common shares at a price of $2.00 per common share for gross proceeds of $23,000,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs. In any event, the Company will be required to raise additional funds, again through public or private equity financings in the future in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities at the NBP and the MLP on its currently anticipated scheduling.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production”. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the NBP and the Mother Lode Property to preserve its working capital to fund anticipated non-discretionary expenditures in the future.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2020, the Company recorded a provision of $373,103 (USD 270,000) (2019 - $419,286 (USD 310,000)) for environmental rehabilitation.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2020, 12,345,000 outstanding stock options (2019 – 10,000,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

Leases

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

Recently Issued Accounting Standards Updates

Accounting Standards Update No. 2019-01 Leases (Topic 842): Codification Improvements. In March 2019, the FASB issued amendments on certain aspects of the new leasing standards. Accounting Standards Update 2019-01 addresses the following issues: Determining the fair value of the underlying asset by lessors that are not manufactures or dealers; statement of cash flows presentation for sales-type and direct financing leases by lessors within the scope of ASC 942; and clarification of interim disclosure requirements during transition. Public business entities are required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For calendar year-end public companies, this means an adoption date of January 1, 2020. Early adoption is permitted. The adoption of the guidance has no material impact on the Company’s consolidated financial statements and disclosures.

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

Crowe MacKay LLP
1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Main +1 (604) 687-4511 Fax +1 (604) 687-5805 www.crowemackay.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corvus Gold Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corvus Gold Inc. and subsidiaries (the “Company”) as of May 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corvus Gold Inc. as at May 31, 2020 and 2019 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying annual Form 10-K. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

An audit also includes performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe MacKay LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2011.

Vancouver, Canada

August 13, 2020

CORVUS GOLD INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	May 31, 2020	May 31, 2019

ASSETS

Current assets
Cash and cash equivalents	$14,913,158	$4,145,085
Accounts receivable	161,305	49,658
Prepaid expenses	389,433	354,971

Total current assets	15,463,896	4,549,714

Property and equipment	38,630	45,016
Right-of-use assets (note 2)	48,978	–
Capitalized acquisition costs (note 4)	5,831,924	5,619,005

Total assets	$21,383,428	$10,213,735

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 6)	$895,848	$345,632

Total current liabilities	895,848	345,632

Asset retirement obligations (note 4)	373,103	419,286
Lease liabilities (note 2)	52,475	–

Total liabilities	1,321,426	764,918

Shareholders’ equity
Share capital (note 5)	120,960,869	97,726,772
Contributed surplus (note 5)	14,857,390	11,467,753
Accumulated other comprehensive income - cumulative translation differences	1,578,326	1,382,223
Deficit accumulated during the exploration stage	(117,334,583)	(101,127,931)

Total shareholders’ equity	20,062,002	9,448,817

Total liabilities and shareholders’ equity	$21,383,428	$10,213,735

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended May 31,

(Expressed in Canadian dollars)

	2020	2019

Operating expenses
Administration	$429	$430
Consulting fees (notes 5 and 6)	1,931,197	1,054,967
Depreciation	61,513	15,069
Exploration expenditures (notes 4 and 5)	9,766,264	5,636,641
Insurance	234,846	213,548
Investor relations (notes 5 and 6)	1,631,230	1,308,792
Office and miscellaneous	139,338	119,687
Professional fees (note 5)	374,012	376,322
Regulatory	185,277	162,313
Rent	18,179	74,529
Travel	272,674	275,602
Wages and benefits (notes 5 and 6)	2,264,435	1,782,198

Total operating expenses	(16,879,394)	(11,020,098)

Other income
Interest income	255,410	76,835
Foreign exchange gain	417,332	85,258

Total other income	672,742	162,093

Net loss for the year	(16,206,652)	(10,858,005)

Other comprehensive income
Exchange difference on translating foreign operations	196,103	258,813

Comprehensive loss for the year	$(16,010,549)	$(10,599,192)

Basic and diluted net loss per share	$(0.14)	$(0.10)

Weighted average number of shares outstanding	119,748,842	108,584,442

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,

(Expressed in Canadian dollars)

	2020	2019

Operating activities
Net loss for the year	$(16,206,652)	$(10,858,005)
Add items not affecting cash:
Depreciation	61,513	15,069
Stock-based compensation (note 5)	3,389,637	1,633,957
Foreign exchange gain	(417,332)	(85,258)
Changes in non-cash items:
Accounts receivable	(111,647)	(24,220)
Prepaid expenses	(34,462)	(98,199)
Accounts payable and accrued liabilities	550,216	14,928
Asset retirement obligations	(54,242)	–

Cash used in operating activities	(12,822,969)	(9,401,728)

Financing activities
Cash received from issuance of shares	25,200,000	10,894,926
Share issuance costs	(2,014,653)	(31,059)
Lease liabilities payments	(45,905)	–

Cash provided by financing activities	23,139,442	10,863,867

Investing activities
Expenditures on property and equipment	(5,151)	(1,769)
Capitalized acquisition costs	(51,705)	(47,318)

Cash used in investing activities	(56,856)	(49,087)

Effect of foreign exchange on cash	508,456	121,492

Increase in cash and cash equivalents	10,768,073	1,534,544

Cash and cash equivalents, beginning of the year	4,145,085	2,610,541

Cash and cash equivalents, end of the year	$14,913,158	$4,145,085

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2018	104,255,175	$83,606,486	$13,030,715	$1,123,410	$(90,269,926)	$7,490,685

Net loss for the year	–	–	–	–	(10,858,005)	(10,858,005)
Shares issued for cash
Private placement	2,530,770	6,580,002	–	–	–	6,580,002
Exercise of stock options	4,651,900	4,314,924	–	–	–	4,314,924
Share issued for capitalized acquisition costs	25,000	59,500	–	–	–	59,500
Other comprehensive income
Exchange difference on translating foreign operations	–	–	–	258,813	–	258,813
Share issuance costs	–	(31,059)	–	–	–	(31,059)
Reclassification of contributed surplus on exercise of stock options	–	3,196,919	(3,196,919)	–	–	–
Stock-based compensation	–	–	1,633,957	–	–	1,633,957

Balance, May 31, 2019	111,462,845	97,726,772	11,467,753	1,382,223	(101,127,931)	9,448,817

Net loss for the year	–	–	–	–	(16,206,652)	(16,206,652)
Shares issued for cash	12,500,000	25,200,000	–	–	–	25,200,000
Share issued for capitalized acquisition costs	25,000	48,750	–	–	–	48,750
Other comprehensive income
Exchange difference on translating foreign operations	–	–	–	196,103	–	196,103
Share issuance costs	–	(2,014,653)	–	–	–	(2,014,653)
Stock-based compensation	–	–	3,389,637	–	–	3,389,637

Balance, May 31, 2020	123,987,845	$120,960,869	$14,857,390	$1,578,326	$(117,334,583)	$20,062,002

These accompanying notes form an integral part of these consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At May 31, 2020, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at May 31, 2020, the Company had working capital of $14,568,048 compared to working capital of $4,204,082 as at May 31, 2019.  On June 5, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $1.80 per common share for gross proceeds of $900,000. On August 19, 2019, the Company closed a non-brokered private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. On October 10, 2019, the Company closed a public bought deal equity financing and issued 11,500,000 common shares at a price of $2.00 per common share for gross proceeds of $23,000,000. Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for at least 12 months from the date the consolidated financial statements are issued.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2020, the Company recorded a provision of $373,103 (USD 270,000) (2019 - $419,286 (USD 310,000)) for environmental rehabilitation.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2020, 12,345,000 outstanding stock options (2019 – 10,000,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

(a)	The Company’s accounting policy under Topic 842 – Leases

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

As a lessee

The Company leases its head office space, based on lease agreement having a fixed duration until January 30, 2023 (lessor provided early termination notice on May 22, 2020 where the lease will terminate early on July 31, 2020) and a Denver office space, based on lease agreement having a fixed duration until August 31, 2020 with anticipated renewal for one additional year until August 31, 2021.

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

(b)	Impact of transition to Topic 842 – Leases

Effective June 1, 2019, the Company adopted Topic 842 – Leases using the modified retrospective approach and accordingly the information presented for the year ended May 31, 2019 has not been restated. The cumulative effect of initial application is recognized in deficit at June 1, 2019. Comparative amounts for May 31, 2019 remain as previously reported.

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

Recently Issued Accounting Standards Updates

Accounting Standards Update No. 2019-01 Leases (Topic 842): Codification Improvements. In March 2019, the FASB issued amendments on certain aspects of the new leasing standards. Accounting Standards Update 2019-01 addresses the following issues: Determining the fair value of the underlying asset by lessors that are not manufactures or dealers; statement of cash flows presentation for sales-type and direct financing leases by lessors within the scope of ASC 942; and clarification of interim disclosure requirements during transition. Public business entities are required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For calendar year-end public companies, this means an adoption date of January 1, 2020. Early adoption is permitted. The adoption of the guidance has no material impact on the Company’s consolidated financial statements and disclosures.

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

The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified to the lowest level of the hierarchy for which a significant input has been considered in measuring fair value. The following table presents the financial instruments recorded at fair value, classified using the fair value hierarchy described above:

May 31, 2020	Level 1

Cash and cash equivalents	$14,913,158

May 31, 2019	Level 1

Cash and cash equivalents	$4,145,085

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4(a))	(note 4(b))

Balance, May 31, 2018	$4,428,752	$810,037	$5,238,789
Acquisition costs
Cash payments (note 4(a)(ii)(1))	47,318	–	47,318
Shares issued (notes 4(a)(ii)(1) and 5)	59,500	–	59,500
Asset retirement obligations	24,765	11,485	36,250
Currency translation adjustments	200,922	36,226	237,148

Balance, May 31, 2019	4,761,257	857,748	5,619,005

Acquisition costs
Cash payments (note 4(a)(ii)(1))	51,705	–	51,705
Shares issued (notes 4(a)(ii)(1) and 5)	48,750	–	48,750
Currency translation adjustments	95,978	16,486	112,464

Balance, May 31, 2020	$4,957,690	$874,234	$5,831,924

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2020:

	North Bullfrog	Mother Lode	Alaskan royalty interest	Total
	(note 4(a))	(note 4(b))	(note 4(c))

Exploration costs:
Assay	$388,167	$340,989	$–	$729,156
Asset retirement obligations	(42,724)	(11,519)	–	(54,243)
Drilling	1,401,882	3,284,109	–	4,685,991
Equipment rental	63,267	55,197	–	118,464
Field costs	259,936	931,930	–	1,191,866
Geological/ Geophysical	579,158	756,236	–	1,335,394
Land maintenance & tenure	471,520	130,044	–	601,564
Permits	26,760	71,609	–	98,369
Studies	843,856	353,796	–	1,197,652
Travel	63,376	117,212	–	180,588

	4,055,198	6,029,603	–	10,084,801
Cost recovery	–	–	(318,537)	(318,537)

Total expenditures (recovery) for the year	$4,055,198	$6,029,603	$(318,537)	$9,766,264

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2019:

	North Bullfrog	Mother Lode	Total
	(note 4(a))	(note 4(b))

Exploration costs:
Assay	$14,839	$567,274	$582,113
Drilling	208,421	1,788,433	1,996,854
Equipment rental	33,173	66,780	99,953
Field costs	13,620	248,059	261,679
Geological/ Geophysical	83,972	650,424	734,396
Land maintenance & tenure	414,636	271,749	686,385
Permits	7,546	155,661	163,207
Studies	98,904	891,297	990,201
Travel	14,035	107,818	121,853

Total expenditures for the year	$889,146	$4,747,495	$5,636,641

(a)	North Bullfrog Project, Nevada

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

•	39,800 USD

•	17,700 USD (adjusted annually for inflation)

The lessor is entitled to receive a separate NSR royalty related to all production from the leased property of the various individual leases which may be purchased by the Company as follows:

•	a 4% NSR royalty, which may be purchased by the Company for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).

•	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

•	a 3% NSR royalty on all production, which may be purchased by the Company for USD 850,000 per 1% (USD 2,550,000 for the entire royalty).

•	a 3% NSR royalty on all production which may be purchased by the Company for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).

•	a 4% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).

•	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

•	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

(ii)	Interests acquired directly by Corvus Nevada

(1)	Pursuant to a mining lease and option to purchase agreement made effective December 1, 2007 between Corvus Nevada and a group of arm’s length limited partnerships, Corvus Nevada has leased (and has the option to purchase) patented mining claims referred to as the “Mayflower” claims which form part of the North Bullfrog project. The terms of the lease/option are as follows:

•	Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. Pursuant to an extension agreement dated January 15, 2016 and fully executed and effective as of November 22, 2017, the parties agreed to extend the lease and option granted for an additional ten years with the same lease payment terms.

•	Lease Payments: Corvus Nevada will pay USD 10,000 and deliver 50,000 common shares of ITH annually.

•	Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company, all future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (25,000 shares of the Company) annually.

•	Work Commitments: USD 100,000 per year for the first three years (incurred), USD 200,000 per year for the years four to six (incurred), USD 300,000 for the years seven to ten (incurred) and USD 300,000 for the years 11 – 20 (incurred). Excess expenditures in any year may be carried forward. If Corvus Nevada does not incur the required expenditures in year one, the deficiency is required to be paid to the lessors.

•	Retained Royalty: Corvus Nevada will pay the lessors a NSR royalty of 2% if the average gold price is USD 400 per ounce or less, 3% if the average gold price is between USD 401 and USD 500 per ounce and 4% if the average gold price is greater than USD 500 per ounce.

(2)	Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, subject to extension for an additional ten years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 30,000 (paid to March 1, 2020), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the NSR royalty for USD 1,000,000 per 1%. If the lessee purchases the entire NSR royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

(3)	Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing (March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

(4)	In December 2013, SoN completed the purchase of a parcel of land approximately 30 kilometres north of the North Bullfrog project which carries with it 1,600 acre feet of irrigation water rights. The cost of the land and associated water rights was cash payment of $1,100,118 (USD 1,034,626).

(5)	On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is three years with provision to extend the lease for an additional seven years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2020). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

(b)	Mother Lode Property, Nevada

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

(c)	Alaskan Royalty Interest, Alaska

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $373,103 (USD 270,000) (May 31, 2019 - $419,286 (USD 310,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the year ended May 31, 2020:

(a)	On June 5, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $1.80 per common share for gross proceeds of $900,000. In connection with the financing, the Company paid an additional $7,701 in share issuance costs.

(b)	On August 19, 2019, the Company closed a private placement equity financing and issued 500,000 common shares at a price of $2.60 per common share for gross proceeds of $1,300,000. In connection with the financing, the Company paid an additional $8,927 in share issuance costs.

(c)	On October 10, 2019, the Company closed a public bought deal equity financing and issued 11,500,000 common shares at a price of $2.00 per common share for gross proceeds of $23,000,000. In connection with the financing, the Company paid an additional $1,998,025 in share issuance costs.

(d)	On October 18, 2019, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 4(a)(ii)(1)), with a fair value of $48,750.

During the year ended May 31, 2019:

(a)	On June 7, 2018, the Company closed a private placement equity financing and issued 1,730,770 common shares at a price of $2.60 per common share for gross proceeds of $4,500,002. The Company paid an additional $14,605 in share issuance costs.

(b)	On November 26, 2018, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 4(a)(ii)(1)), with a fair value of $59,500. The Company paid $6,212 in share issuance costs.

(c)	In November 2018, the Company issued 4,036,900 common shares on the exercise of 4,036,900 stock options at an exercise price of $0.86 per stock option for net proceeds of $3,453,924.

(d)	On December 20, 2018, the Company closed a private placement equity financing and issued 800,000 common shares at a price of $2.60 per common share for gross proceeds of $2,080,000. The Company paid an additional $10,242 in share issuance costs.

(e)	In April 2019, the Company issued 615,000 common shares on the exercise of 615,000 stock options at an exercise price of $1.40 per stock option for net proceeds of $861,000.

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

A summary of the status of the stock option plan as of May 31, 2020, and 2019, and changes during the years are presented below:

	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the year	10,000,000	$1.40	9,861,900	$0.85
Granted	2,345,000	2.13	4,920,000	2.06
Exercised	–	–	(4,651,900)	(0.93)
Forfeited	–	–	(130,000)	(1.81)

Balance, end of the year	12,345,000	$1.54	10,000,000	$1.40

The weighted average remaining contractual life of options outstanding at May 31, 2020 was 2.68 years (2019 – 3.25 years).

Stock options outstanding are as follows:

	2020			2019
Expiry Date	Exercise Price	Number of Options	Exercisable at Year- End	Exercise Price	Number of Options	Exercisable at Year- End

September 8, 2019*	$1.40	635,000	635,000	$1.40	635,000	635,000
September 9, 2020	$0.46	620,000	620,000	$0.46	620,000	620,000
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	1,085,000	1,085,000	$0.91	1,085,000	1,085,000
July 31, 2022	$0.77	1,840,000	1,225,440	$0.77	1,840,000	612,720
October 11, 2022	$2.00	20,000	13,322	$–	–	–
November 19, 2023	$2.06	4,420,000	1,471,860	$2.06	4,420,000	–
April 9, 2024	$2.04	400,000	133,200	$2.04	400,000	–
June 13, 2024	$2.18	1,115,000	–	$–	–	–
February 3, 2025	$2.09	1,210,000	–	$–	–	–

		12,345,000	6,183,822		10,000,000	3,952,720

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the years. The fair value of options granted was $2,974,411 (2019 - $7,442,708), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the year ended May 31,	2020	2019

Risk-free interest rate	1.32%	2.22%
Expected life of options (in years)	4.98	5
Annualized volatility	72.09%	73.88%
Dividend yield	0%	0%
Exercise price	$2.13	$2.06

Fair value per share	$1.27	$1.51

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the year ended May 31,	2020	2019

Consulting fees	$1,591,400	$728,748
Exploration expenditures – Geological/geophysical	294,760	140,318
Investor relations	470,910	218,853
Professional fees	26,259	12,051
Wages and benefits	1,006,308	533,987

	$3,389,637	$1,633,957

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the year ended May 31,	2020	2019

Consulting fees to CFO	$130,000	$130,000
Wages and benefits to CEO and COO	1,035,157	995,974
Geological consulting fees to a company owned by a director in common	35,728	–
Directors fees (included in consulting fees)	168,797	155,219
Stock-based compensation to related parties	2,362,008	1,147,341

	$3,731,690	$2,428,534

As at May 31, 2020, included in accounts payable and accrued liabilities was $1,274 (2019 – $12,810) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

May 31, 2020
Capitalized acquisition costs	$–	$5,831,924	$5,831,924
Property and equipment	$5,488	$33,142	$38,630
Right-of-use assets	$–	$48,978	$48,978

May 31, 2019
Capitalized acquisition costs	$–	$5,619,005	$5,619,005
Property and equipment	$7,840	$37,176	$45,016

For the year ended May 31,	2020	2019

Net loss for the year – Canada	$(5,125,081)	$(3,770,719)
Net loss for the year – United States	(11,081,571)	(7,087,286)

Net loss for the year	$(16,206,652)	$(10,858,005)

8.	SUBSIDIARIES

Significant subsidiaries for the years ended May 31, 2020 and 2019 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2020	The Company’s effective interest for 2019

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended May 31,	2020	2019

Supplemental cash flow information
Interest paid	$15,969	$–
Income taxes paid (received)	$–	$–
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$48,750	$59,500
Change in asset retirement obligations included in capitalized acquisition costs	$–	$36,250
Reclassification of contributed surplus on exercise of stock options	$–	$3,196,919

10.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended May 31:

	2020	2019

Loss before income taxes	$(16,206,652)	$(10,858,005)
Statutory Canadian corporate tax rate	27.00%	26.42%

Income tax recovery at statutory rates	$(4,375,796)	$(2,868,322)
Stock-based compensation	915,202	431,637
Effect of tax rate change	10,650,087	(12,432)
Difference in tax rates in other jurisdictions	675,258	(549,814)
Tax benefits not realized	(7,864,751)	2,998,931

Income tax recovery	$–	$–

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2020	2019

Deferred income tax assets (liabilities)
Mineral properties	$15,701,000	$21,333,000
Property and equipment	12,000	12,000
Share issuance costs	453,000	27,000
Non-capital losses available for future periods	8,313,000	9,763,000

	24,479,000	31,135,000
Valuation allowance	(24,479,000)	(31,135,000)

Net deferred tax assets	$–	$–

At May 31, 2020, the Company has available non-capital tax losses for Canadian income tax purposes of approximately $15,722,000 and net operating loss for US tax purposes of approximately $19,370,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2029	$–	$1,318,000
2030	–	2,000
2031	379,000	195,000
2032	1,089,000	1,679,000
2033	1,443,000	2,214,000
2034	1,733,000	4,313,000
2035	1,806,000	2,004,000
2036	1,354,000	1,761,000
2037	1,624,000	1,368,000
2038	1,943,000	1,568,000
2039	2,206,000	1,646,000
2040	2,145,000	1,302,000

	$15,722,000	$19,370,000

In addition, the Company has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $79,740,000 and in Canada of approximately $333,000, which may be deductible for tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of May 31, 2020, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of May 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2020 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2020. We reviewed the results of management’s assessment with our Finance and Audit Committee.

Attestation Report of the Registered Public Accounting Firm

Crowe MacKay LLP’s attestation report on our internal control over financial reporting is included as part of their report in “Item 8. Financial Statements and Supplementary Data” herein.

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

Date: August 13, 2020

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

By:	/s/ Jeffrey Pontius	By:	/s/ Steve Aaker
	Jeffrey Pontius		Steve Aaker
	Chief Executive Officer		Director
(Principal Executive Officer)
Date: August 13, 2020
Date: August 13, 2020

By:	/s/ Peggy Wu	By:	/s/ Edward Yarrow
	Peggy Wu		Edward Yarrow
	(Principal Financial Officer and Principal Accounting Officer)		Director

Date: August 13, 2020		Date: August 13, 2020

By:	/s/ Anton J. Drescher	By:	/s/ Ronald Largent
	Anton J. Drescher		Ronald Largent
	Director		Director

Date: August 13, 2020		Date: August 13, 2020

By:	/s/ Rowland Perkins
Rowland Perkins
Director

Date: August 13, 2020

EXHIBIT INDEX

Exhibit Number	Description

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

4.1	Description of Common Shares

10.1*	2010 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.2*	Employment agreement made as of June 1, 2011 between Corvus Nevada and Jeffrey Pontius, incorporated by reference to Exhibit 10.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.3*	Employment agreement made as of October 26, 2011 between Corvus Nevada and Carl Brechtel, incorporated by reference to Exhibit 10.4 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.4*	Amendment to Consulting Agreement dated October 12, 2017, incorporated by reference to Exhibit 10.2 to the Company's 10Q filing as filed with the SEC on January 11, 2018, on Form 8-K as filed with the SEC on December 8, 2017, and on Form 8-K as filed with the SEC on July 29, 2020

10.5*	Consulting Agreement dated June 1, 2011, incorporated by reference to Exhibit 10.2 to the Company’s 10Q filing as filed with the SEC on January 11, 2018

21.1	List of Subsidiaries

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott Wilson

23.4	Consent of Crowe MacKay LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Management contract or compensatory plan.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2020 and May 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years ended May 31, 2020 and 2019, (iii) the Consolidated Statements of Cash Flows for the Years Ended May 31, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity for the Years Ended May 31, 2020 and 2019, (v) the Notes to the Consolidated Financial Statements.

