Form 10-Q
period 2020-08-31
Corvus Gold Inc.
filed 2020-10-05
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-39437

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Small reporting company ☒
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

As of October 5, 2020, the registrant had 123,987,845 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	August 31, 2020	May 31, 2020
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$9,211,817	$14,913,158
Accounts receivable	124,980	161,305
Prepaid expenses	507,953	389,433

Total current assets	9,844,750	15,463,896

Property and equipment	34,458	38,630
Right-of-use assets	103,981	48,978
Capitalized acquisition costs (note 3)	5,516,787	5,831,924

Total assets	$15,499,976	$21,383,428

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 5)	$928,840	$895,848
Lease liabilities	64,916	-

Total current liabilities	993,756	895,848

Asset retirement obligations (note 3)	352,941	373,103
Lease liabilities	43,323	52,475

Total liabilities	1,390,020	1,321,426

Shareholders’ equity
Share capital (note 4)	120,960,869	120,960,869
Contributed surplus (note 4)	15,774,430	14,857,390
Accumulated other comprehensive income - cumulative translation differences	1,219,844	1,578,326
Deficit accumulated during the exploration stage	(123,845,187)	(117,334,583)

Total shareholders’ equity	14,109,956	20,062,002

Total liabilities and shareholders’ equity	$15,499,976	$21,383,428

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2020	2019

Operating expenses
Administration	$106	$107
Consulting fees (notes 4 and 5)	502,964	443,107
Depreciation	14,281	9,031
Exploration expenditures (notes 3 and 4)	4,433,234	1,394,155
Insurance	62,559	55,698
Investor relations (notes 4 and 5)	316,426	334,513
Office and miscellaneous	37,933	26,732
Professional fees (note 4)	158,185	77,089
Regulatory	154,312	61,087
Rent	7,403	14,141
Travel	15,476	43,391
Wages and benefits (notes 4 and 5)	506,453	449,807

Total operating expenses	(6,209,332)	(2,908,858)

Other income (expense)
Interest income and expense	38,904	16,066
Foreign exchange loss	(340,176)	(42,614)

Total other expenses	(301,272)	(26,548)

Net loss for the period	(6,510,604)	(2,935,406)

Other comprehensive loss
Exchange difference on translating foreign operations	(358,482)	(86,979)

Comprehensive loss for the period	$(6,869,086)	$(3,022,385)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Weighted average number of shares outstanding	123,987,845	111,670,182

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2020	2019

Operating activities
Net loss for the period	$(6,510,604)	$(2,935,406)
Add items not affecting cash:
Depreciation	14,281	9,031
Stock-based compensation (note 4)	917,040	795,757
Foreign exchange loss	340,176	42,614
Changes in non-cash items:
Accounts receivable	36,325	18,901
Prepaid expenses	(118,520)	121,083
Accounts payable and accrued liabilities	32,992	(21,816)

Cash used in operating activities	(5,288,310)	(1,969,836)

Financing activities
Cash received from issuance of shares	-	2,200,000
Share issuance costs	-	(16,628)
Lease liabilities payments	(10,882)	(4,861)

Cash provided by financing activities	(10,882)	2,178,511

Investing activities	-	-

Effect of foreign exchange on cash	(402,149)	(28,632)

Increase (decrease) in cash and cash equivalents	(5,701,341)	180,043

Cash and cash equivalents, beginning of the period	14,913,158	4,145,085

Cash and cash equivalents, end of the period	$9,211,817	$4,325,128

Supplemental cash flow information (note 8)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31, 2020

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2019	111,462,845	$97,726,772	$11,467,753	$1,382,223	$(101,127,931)	$9,448,817

Net loss for the period	-	-	-	-	(2,935,406)	(2,935,406)
Shares issued for cash	1,000,000	2,200,000	-	-	-	2,200,000
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(86,979)	-	(86,979)
Share issuance costs	-	(16,628)	-	-	-	(16,628)
Stock-based compensation	-	-	795,757	-	-	795,757

Balance, August 31, 2019	112,462,845	$99,910,144	$12,263,510	$1,295,244	$(104,063,337)	$9,405,561

Net loss for the period	-	-	-	-	(13,271,246)	(13,271,246)
Shares issued for cash	11,500,000	23,000,000	-	-	-	23,000,000
Share issued for capitalized acquisition costs	25,000	48,750	-	-	-	48,750
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	283,082	-	283,082
Share issuance costs	-	(1,998,025)	-	-	-	(1,998,025)
Stock-based compensation	-	-	2,593,880	-	-	2,593,880

Balance, May 31, 2020	123,987,845	$120,960,869	$14,857,390	$1,578,326	$(117,334,583)	$20,062,002

Net loss for the period	-	-	-	-	(6,510,604)	(6,510,604)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(358,482)	-	(358,482)
Stock-based compensation	-	-	917,040	-	-	917,040

Balance, August 31, 2020	123,987,845	$120,960,869	$15,774,430	$1,219,844	$(123,845,187)	$14,109,956

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At August 31, 2020, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at August 31, 2020, the Company had working capital of $8,850,994 compared to working capital of $14,568,048 as at May 31, 2020.  Based on its current plans, budgeted expenditures, and cash requirements, the Company has sufficient cash to finance its current plans for at least 12 months from the date the condensed interim consolidated financial statements are issued.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years.  There is no assurance that additional capital or other types of financing will be available if needed or that these financings will be on terms at least as favourable to the Company as those previously obtained, or at all. As well, there can be no assurance that the Company will not be impacted by adverse consequences that impact the global financial markets as a whole, including any adverse consequences that may be brought about by pandemics, or increased severity of existing pandemics, which may reduce resources, share prices and financial liquidity and which may severely limit the financing capital available in the mineral exploration sector. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and development activities on its currently anticipated scheduling.

These condensed interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

All currency amounts are stated in Canadian dollars unless noted otherwise.

2.	SIGNIFICANT ACCOUNTING POLICIES

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2020 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at August 31, 2020 and the results of its operations for the three months then ended. Operating results for the three months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021. The 2020 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended August 31, 2020, 12,345,000 outstanding stock options (2019 – 11,115,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

3.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 3(a))	(note 3(b))

Balance, May 31, 2020	$4,957,690	$874,234	$5,831,924
Currency translation adjustments	(267,896)	(47,241)	(315,137)

Balance, August 31, 2020	$4,689,794	$826,993	$5,516,787

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2020:

	North Bullfrog	Mother Lode	Total
	(note 3(a))	(note 3(b))

Exploration costs:
Assay	$127,998	$263,504	$391,502
Drilling	236,471	1,887,281	2,123,752
Equipment rental	17,398	61,909	79,307
Field costs	6,887	307,336	314,223
Geological/ Geophysical	172,275	450,368	622,643
Land maintenance & tenure	275,839	124,103	399,942
Permits	9,403	13,947	23,350
Studies	343,844	109,469	453,313
Travel	5,179	35,361	40,540

	1,195,294	3,253,278	4,448,572
Cost recovery	-	(15,338)	(15,338)

Total expenditures (recovery) for the period	$1,195,294	$3,237,940	$4,433,234

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2019:

	North Bullfrog	Mother Lode	Alaskan royalty interest	Total
	(note 3(a))	(note 3(b))	(note 3(c))

Exploration costs:
Assay	$151,720	$36,558	$-	$188,278
Asset retirement obligations	11,130	-	-	11,130
Drilling	473,226	-	-	473,226
Equipment rental	17,595	2,987	-	20,582
Field costs	78,798	82,298	-	161,096
Geological/ Geophysical	145,634	65,904	-	211,538
Land maintenance & tenure	307,713	107,814	-	415,527
Permits	1,617	31,140	-	32,757
Studies	31,823	141,028	-	172,851
Travel	23,718	1,989	-	25,707

	1,242,974	469,718	-	1,712,692
Cost recovery	-	-	(318,537)	(318,537)

Total expenditures (recovery) for the period	$1,242,974	$469,718	$(318,537)	$1,394,155

(a)	North Bullfrog Project, Nevada

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

●	39,800 USD
●	17,700 USD (adjusted annually for inflation)

The lessor is entitled to receive a separate NSR royalty related to all production from the leased property of the various individual leases which may be purchased by the Company as follows:

●	a 4% NSR royalty, which may be purchased by the Company for USD 1,250,000 per 1% (USD 5,000,000 for the entire royalty).
●	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).
●	a 3% NSR royalty on all production, which may be purchased by the Company for USD 850,000 per 1% (USD 2,550,000 for the entire royalty).
●	a 3% NSR royalty on all production which may be purchased by the Company for USD 770,000 per 1% (USD 2,310,000 for the entire royalty).
●	a 4% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 4,000,000 for the entire royalty).
●	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).
●	a 2% NSR royalty on all production, which may be purchased by the Company for USD 1,000,000 per 1% (USD 2,000,000 for the entire royalty).

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

●

Terms: Initial term of five years, commencing December 1, 2007, with the option to extend the lease for an additional five years. Pursuant to an extension agreement dated January 15, 2016 and fully executed and effective as of November 22, 2017, the parties agreed to extend the lease and option granted for an additional ten years with the same lease payment terms.

●	Lease Payments: Corvus Nevada will pay USD 10,000 and deliver 50,000 common shares of ITH annually.

●

Anti-Dilution: Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company, all future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (25,000 common shares of the Company) annually.

●

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

●

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

(3)

Pursuant to a purchase agreement made effective March 28, 2013, Corvus Nevada agreed to purchase the surface rights of five patented mining claims owned by two arm’s length individuals for USD 160,000 paid on closing ( March 28, 2013). The terms include payment by Corvus Nevada of a fee of USD 0.02 per ton of overburden to be stored on the property, subject to payment for a minimum of 12 million short tons. The minimum tonnage fee (USD 240,000) bears interest at 4.77% per annum from closing and is evidenced by a promissory note due on the sooner of the commencing of use of the property for waste materials storage or December 31, 2015 (balance paid December 17, 2015). As a result, the Company recorded $406,240 (USD 400,000) in acquisition costs with $157,408 paid in cash and the remaining $248,832 (USD 240,000) in promissory note payable during the year ended May 31, 2013.

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

The general terms of the Alaskan royalty package sale include:

●	Chisna project 1% NSR
●	LMS project 3% NSR
●	Goodpaster District 1% NSR
●	West Pogo project 2% NSR. The Company has retained a 1% NSR in the West Pogo project which is immediately west of the operating Pogo mine in the Goodpaster District of Alaska.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $352,941 (USD 270,000) ( May 31, 2020 - $373,103 (USD 270,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

4.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

There were no shares issued during the period ended August 31, 2020.

Stock options

Stock options awarded to employees and non-employees by the Company are measured and recognized in the Condensed Interim Consolidated Statement of Operations and Comprehensive Loss over the vesting period.

The Company has adopted an incentive stock option plan, first adopted in 2010 and then most recently amended in 2019 (the “Amended 2010 Plan”). The essential elements of the Amended 2010 Plan provide that the aggregate number of common shares of the Company’s share capital that may be made issuable pursuant to options granted under the Amended 2010 Plan (together with any other shares which may be issued under other share compensation plans of the Company) may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the Amended 2010 Plan will have a maximum term of ten years. The exercise price of options granted under the Amended 2010 Plan will not be less than the greater of the market price of the common shares (as defined by TSX, currently defined as the five day volume weighted average price for the five trading days immediately preceding the date of grant) or the closing market price of the Company’s common shares for the trading day immediately preceding the date of grant), or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Amended 2010 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the status of the stock option plan as of August 31, 2020, and May 31, 2020, and changes during the periods are presented below:

	Three months ended August 31, 2020		Year ended May 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	12,345,000	$1.54	10,000,000	$1.40
Granted	-	-	2,345,000	2.13

Balance, end of the period	12,345,000	$1.54	12,345,000	$1.54

The weighted average remaining contractual life of options outstanding at August 31, 2020 was 2.44 years ( May 31, 2020 – 2.68 years).

Stock options outstanding are as follows:

	August 31, 2020			May 31, 2020
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Period- End

September 8, 2019*	$1.40	635,000	635,000	$1.40	635,000	635,000
September 9, 2020*	$0.46	620,000	620,000	$0.46	620,000	620,000
November 13, 2020	$0.49	1,000,000	1,000,000	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	1,085,000	1,085,000	$0.91	1,085,000	1,085,000
July 31, 2022	$0.77	1,840,000	1,840,000	$0.77	1,840,000	1,225,440
October 11, 2022	$2.00	20,000	13,322	$2.00	20,000	13,322
November 19, 2023	$2.06	4,420,000	1,471,860	$2.06	4,420,000	1,471,860
April 9, 2024	$2.04	400,000	133,200	$2.04	400,000	133,200
June 13, 2024	$2.18	1,115,000	371,295	$2.18	1,115,000	-
February 3, 2025	$2.09	1,210,000	-	$2.09	1,210,000	-

		12,345,000	7,169,677		12,345,000	6,183,822

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $nil (2019 - $1,443,647), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the period ended August 31,	2020	2019

Risk-free interest rate	N/A	1.35%
Expected life of options (in years)	N/A	5
Annualized volatility	N/A	75.13%
Dividend yield	N/A	0%
Exercise price	N/A	$2.18

Fair value per share	N/A	$1.29

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the three months ended August 31,	2020	2019

Consulting fees	$432,741	$373,424
Exploration expenditures – Geological/geophysical	82,340	67,967
Investor relations	131,133	106,843
Professional fees	7,506	5,919
Wages and benefits	263,320	241,604

	$917,040	$795,757

5.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the three months ended August 31,	2020	2019

Consulting fees to CFO	$22,500	$22,500
Wages and benefits to CEO and COO	184,575	181,798
Geological consulting fees to a company owned by a director in common	6,504	-
Directors fees (included in consulting fees)	38,723	38,183
Stock-based compensation to related parties	634,877	558,278

	$887,179	$800,759

As at August 31, 2020, included in accounts payable and accrued liabilities was $nil ( May 31, 2020 – $1,274) in expenses owing to companies related to officers and officers of the Company.

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

6.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

August 31, 2020
Capitalized acquisition costs	$-	$5,516,787	$5,516,787
Property and equipment	$5,076	$29,382	$34,458
Right-of-use assets	$66,916	$37,065	$103,981

May 31, 2020
Capitalized acquisition costs	$-	$5,831,924	$5,831,924
Property and equipment	$5,488	$33,142	$38,630
Right-of-use assets	$-	$48,978	$48,978

For the three months ended August 31,	2020	2019

Net loss for the period – Canada	$(1,835,334)	$(1,328,832)
Net loss for the period – United States	(4,675,270)	(1,606,574)

Net loss for the period	$(6,510,604)	$(2,935,406)

7.	SUBSIDIARIES

Significant subsidiaries for the periods ended August 31, 2020 and 2019 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2020	The Company’s effective interest for 2019

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

8.	SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended August 31,	2020	2019

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the three months ended August 31, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

●	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;
●	the results of the preliminary economic assessment;
●

the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP and the MLP;

●	the Company’s estimates of the quality and quantity of the Mineral Resources at its mineral properties;
●	the timing and cost of planned exploration programs of the Company, and the timing of the receipt of results therefrom;
●	the Company’s future cash requirements and use of proceeds of sales;
●	general business and economic conditions;
●	the Company’s ability to meet its financial obligations as they come due, and the ability to raise the necessary funds to continue operations;
●	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;
●	the potential for the existence or location of additional high-grade veins at the NBP, or high-grade mineralization at the MLP;
●	the potential to expand Company’s existing deposits and discover new deposits;
●	the potential for any delineation of higher grade mineralization at the NBP or MLP;
●	the potential for there to be one or more additional vein zones;
●	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;
●	the potential for the NBP or the MLP mineralization systems to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery;
●	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure;
●	that the Company will operate at a loss;
●	that the Company will need to scale back anticipated costs and activities or raise additional funds;
●	that the Company will have to raise substantial additional capital to accomplish its business plan over the next couple of years;
●	the estimated reclamation and asset retirement costs;
●	the plans related to the potential development of the MLP and the NBP; and
●	the NBP and MLP work plans and mine development plan/programs.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

●	risks related to the evolving novel coronavirus (“COVID-19”) pandemic and health crisis and the governmental and regulatory actions taken in response thereto;
●	our requirement of significant additional capital;
●	our limited operating history;
●	our history of losses;
●	cost increases for our exploration and, if warranted, development projects;
●	our properties being in the exploration stage;
●	mineral exploration and production activities;
●	our lack of mineral production from our properties;
●	estimates of Mineral Resources;
●	changes in Mineral Resource estimates;
●	differences in United States and Canadian Mineral Reserve and Mineral Resource reporting;
●	our exploration activities being unsuccessful;
●	fluctuations in gold, silver and other metal prices;
●	our ability to obtain permits and licenses for production;
●	government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	proposed legislation that may significantly affect the mining industry;
●	land reclamation requirements;
●	competition in the mining industry;
●	equipment and supply shortages;
●	tax issues;
●	current and future joint ventures and partnerships;
●	our ability to attract qualified management;
●	the ability to enforce judgment against certain of our directors;
●	currency fluctuations;
●	claims on the title to our properties;
●	surface access on our properties;
●	potential future litigation;
●	our lack of insurance covering all our operations;
●	our status as a “passive foreign investment company” under US federal tax code;
●	the common shares; and
●	events such as war, terrorism, natural disaster or outbreaks of disease (including COVID-19).

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, as filed with the SEC on August 13, 2020, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

Current Business Activities

General

The Company’s material mineral properties are the NBP and the MLP, advanced exploration stage projects in Nevada which have a number of high-priority, bulk tonnage and high-grade vein targets (held through Corvus Nevada, a Nevada subsidiary). While exploring the NBP, the Company acquired the MLP in June 2017, which is located approximately 19 km to the south east of the NBP. The MLP was mined in the late 1980s and has substantial gold mineralization remaining unexploited extending to the north of the existing open pit mine.

The primary focus of the Company will be to leverage its exploration expertise to expand its existing deposits and discover major new gold deposits. Other than with respect to the ongoing exploration of the MLP and NBP, the Company’s strategy is to leverage its other non-core assets by maintaining a retained royalty.

Highlights of activities during the period and to the date of this MD&A include:

●	Corvus commenced trading on the Nasdaq Capital Market as of market open on August 12, 2020 under the ticker KOR.
●	A total of 29 RC drill holes were completed during the period totaling 5,145 m. Fourteen (14) holes were drilled at the NBP for 2,502 m and 15 holes were drilled at the MLP for 2,643 m.
●	Two core drilling rigs operated at MLP to deepen previously drilled and cased holes. A total of 1,602 m of HQ core were produced in the reporting period in 11 holes.
●	Approval of the Mother Lode Exploration Project was received from BLM and the reclamation bond was increased accordingly.
●

Right-of-Ways were approved by BLM which provided main road access to the MLP and, the access to and use of water well sites at MW-3, MW-4 and PW-2. Reclamation bonds were placed with the BLM Tonopah office.

●	The Lynnda Strip NOI was approved by BLM and reclamation bonding was complete. Drilling at Lynnda Strip can proceed pending wildlife clearance surveys.
●	Water quality samples were collected for surface springs stations at NBP in June.
●	The water production volumes for Corvus wells at both NBP and MLP, and utilized for the drilling at both sites, were reported to the NDWR.

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

The NBP-MLP is located in the Bullfrog Hills and Bare Mountains of northwestern Nye County, Nevada (Figure 1).  The NBP-MLP covers approximately 129 square kilometers (12,895 hectares) of patented and unpatented mining claims in sections 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 31, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 3, 4, 5, 6, 10, 11, 12, 13, 14, 15, 23, 24, 25, 26, 34 and 35 of T11S, R46E; sections 2, 3, 4, 5, 6, 7, 8, 9, 10, and 18 of T12S R46E; sections 19, 30, 31, and 32 of T10S, R47E; sections 4, 5, 6, 7, 8, 9, 10, 11, 14, 15, 16, 17, 18, 22, 23, 26, 27, 34, 35 and 36 of T11S, R47E;  sections 1, 2, 3, 4, 8, 9, 10, 11, 12 and 13 of T12S R47E; sections 4, 9, 10, 15, 22, 27, 31, 32, 33 and 34 of T11S R48E; and sections 4, 5, 6, 7, 8, 9, 16, 17 and 18 of T12S R48E of MDBM.  The total number of unpatented claims is 1601.  Corvus has total of nine option/lease agreements in place that give us control of an aggregate of 51 patented lode claims (see Private Lands in Figure 1).  Corvus Nevada owns an additional five patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sarcobatus hydrographic basin (Basin 146).

N
North Bullfrog Claims
Snake Claims
Gap Claims
MN Claims
Lynnda Strip Claims
Beatty NV
MN Claims
Mother Lode Claims
Private Land
Public Land
Image © 2020 Maxar Technologies
1.0 km

Figure 1. Property Map showing the Location of the NBP and the MLP with respect to the town of Beatty, NV.

Studies at the NBP have been focused on the integration of the NBP and the newly acquired MLP into a single mining operation. The Technical Report describing the integrated NBP-MLP dated November 1, 2018 and amended November 8, 2018 is available on SEDAR.

NBP Drilling Activities

During the period, 14 RC holes were drilled at the NBP investigating the West Sierra Blanca area. The RC rig was then moved to Cat Hill with 3 holes completed before the end of the period. The results of this drilling are pending.

MLP Drilling Activities

During the period, 15 RC holes were drilled at the MLP. Core tail drilling was completed in a total of 11 holes which had been drilled and cased previously, and then were advanced to total depth during this reporting period by core drilling below the casing bottom. This core tail program was designed to further define the gold mineralization in the Central Intrusive Zone (“CIZ”) target which consists of a north trending intrusive dike swarm to the east of and in the footwall of the Fluorspar Canyon Fault. Figure 2 shows the location of the core tail holes drilled in this period, and the general locations for targets identified for further exploration. The core tail drilling was designed to expand resources in three areas; (1) the CIZ target, (2) the Upper Oxide target and (3) the North target.

Figure 2 – Locations of Core Tail holes at the Mother Lode Project, Nevada

Drilling in the CIZ has confirmed the direct association of gold mineralization with the north trending dike swarm which forms a broad zone of mineralization and remains open at depth. This mineralization is predominantly oxide with relatively high grades. Tests on this mineralization indicate high values of CN solubility indicating that it is suitable for low cost heap leach processing. Material at the top of this zone exhibit diatreme type explosive features which are very favorable for gold mineralization. Figure 3 shows a cross section (along 4084540 N in Figure 2) which illustrates the relative positions of the Main Zone mineralization, the Upper Oxide and CIZ targets.

The core tail drilling also produced additional intercepts which further defined the body of heap leachable mineralization in the Upper Oxide target.

The holes in the North target also encountered explosively produced diatreme/breccia mineralization, which may have the potential to transition into a large deposit at depth.

Figure 3 – Cross section along 4084540 N showing the New CIZ at the MLP

North Bullfrog Project Development

Further metallurgical testing of YellowJacket vein and vein stockwork mineralization has indicated that high gold recovery is possible at a relatively coarse grind size (48 mesh). Gold recoveries of 86% could be achieved from leaching of a gravity concentrate and then blending the gravity tail with relatively low grade disseminated mineralization. This has led the company to modify the project plan for NBP processing with:

●	Milling of the YellowJacket mineralization with a plant using two stage crushing with a rod mill to produce a 48 mesh gravity feed material, reducing milling cost due to the coarser grind;
●	Treatment to produce gravity concentrate to recover approximately 45% of the contained gold, followed by intensive CN leaching of that concentrate; and
●

Blending the gravity tail material with low grade, disseminated mineralization on a heap leach pad allowing an additional recovery of 41% of the contained gold and eliminating the need for a tail storage facility.

These changes in processing approach would allow a much simpler plant with lower capex cost and lower operating cost.

Mother Lode Project Development

The processing plant configuration at Mother Lode has been revised during the period:

●

Mill processing would use biological oxidation (biox) of the whole sulphide mineralization, no concentration would be performed. Metallurgical testing of whole mineralization biox on MLP sulphide mineralization has demonstrated a nominally 11% increase in gold recovery to 91% by elimination of losses that occur during production of the concentrate;

●	Capital costs and operating costs of the biox mill would be lower, due to elimination of the oxygen plant, floatation circuit, autoclave and reduced power requirements; and
●

Only sulphide mineralization produced at North Bullfrog would be hauled to Mother Lode for processing, which would result in substantial reduction in transport costs due to the reduced volume of material.

The MLP Resource model was updated to incorporate new drilling data developed since the 2018 PEA report. The MLP open pit configuration was revised based on Whittle Optimization, and the new designs incorporated into the updated project configuration.

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

Progress accounting of expenditures against the use of proceeds on a quarterly basis is listed as follows:

Company Cost Center	Total Proceeds ($ M)	Expended ($ M) (October 1, 2019 – May 31, 2020)	Expended ($ M) (June 1, 2020 – August 31, 2020	Cumulative Expenditure ($ M) (October 1, 2019 – August 31, 2020)
Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling	$10.00	$4.05	$1.75	$5.80
New Discovery Drilling	$2.30	$2.10	$1.43	$3.53
Metallurgical Studies	$1.50	$0.80	$0.43	$1.23
Mining and Development Studies	$0.60	$0.26	$0.14	$0.40
Corporate general and administration, land & permits	$6.62	$3.43	$1.09	$4.52
TOTAL	$21.02	$10.64	$4.84	$15.48

Expenditures correlate with progress and time for the budgeted amounts for the period October 1, 2019 – August 31, 2020. Corporate general and administration, land and permits expenditures were impacted by scheduled timing of expenditures and financial fees due to the offering.

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

Results of Operations

Three months ended August 31, 2020 Compared to Three months ended August 31, 2019

For the three months ended August 31, 2020, the Company had a net loss of $6,510,604 compared to a net loss of $2,935,406 in the comparative period of the prior year. Included in net loss was $917,040 (2019 - $795,757) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on July 31, 2017, November 19, 2018, April 9, 2019 and June 13, 2019 which vested during the comparative period of the prior year. The increase in loss of $3,575,198 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $4,433,234 incurred in the current period compared to $1,394,155 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $3,024,706 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company secured further financing in October 2019 and partly due to increased stock-based compensation charges of $82,340 during the current period compared to $67,967 in the comparative period of the prior year.

Consulting fees increased to $502,964 (2019 - $443,107) mainly due to an increase in stock-based compensation charges of $432,741 during the current period compared to $373,424 in the comparative period of the prior year.

Investor relations expenses decreased to $316,426 (2019 - $334,513) and travel expenses decreased to $15,476 (2019 - $43,391). The decreases were mainly due to a decrease in investor relations fees and investor relations-related activities and travels in the current period due to COVID-19. The decrease in investor relations expenses was offset by an increase in stock-based compensation charges of $131,133 during the current period compared to $106,843 in the comparative period of the prior year.

Professional fees increased to $158,185 (2019 - $77,089) mainly due to an increase in the audit-related fees as the Company prepared for a transition in its filing status, and an increase in stock-based compensation charges of $7,506 during the current period compared to $5,919 in the comparative period of the prior year.

Regulatory expenses increased to $154,312 (2019 - $61,087) mainly due to the entry fee to the Nasdaq Capital Markets as the Company commenced trading as of market open on August 12, 2020.

Wages and benefits increased to $506,453 (2019 - $449,807) mainly due to an increase in pension benefits and an increase in stock-based compensation charges of $263,320 during the current period compared to $241,604 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $106 (2019 - $107), depreciation expenses of $14,281 (2019 - $9,031), insurance expenses of $62,559 (2019 - $55,698), office expenses of $37,933 (2019 - $26,732) and rent expenses of $7,403 (2019 - $14,141).

Other items amounted to a loss of $301,272 compared to $26,548 in the prior period. There was an increase in foreign exchange loss of $340,176 (2019 - $42,614), which was the result of factors outside of the Company’s control and an increase in interest income and expenses of $38,904 (2019 - $16,066) as a result of more investment in cashable GIC’s during the current period net of interest expenses.

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

The Company reported cash and cash equivalents of $9,211,817 as at August 31, 2020 compared to $14,913,158 as at May 31, 2020. The change in cash position was the net result of $5,288,310 used for operating activities, and $10,882 used for lease liabilities payments during the period ended August 31, 2020.

As at August 31, 2020, the Company had working capital of $8,850,994 compared to working capital of $14,568,048 as at May 31, 2020.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will be sufficient for it to maintain its currently held properties, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report. In any event, the Company will be required to raise additional funds, again through public or private equity financings in the future in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities at the NBP and the MLP on its currently anticipated scheduling.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K as filed with the SEC on August 13, 2020, under “Certain United States Federal Income Tax Considerations”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of August 31, 2020 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of August 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended August 31, 2020 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 13, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months period ended August 31, 2020 the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

10.1

Amendment to Consulting Agreement, dated September 1, 2020, approved July 27, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 29, 2020

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott Wilson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: October 5, 2020

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 5, 2020