Form 10-Q
period 2020-11-30
Corvus Gold Inc.
filed 2021-01-07
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
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

As of January 7, 2021, the registrant had 126,632,845 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	November 30, 2020	May 31, 2020
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$7,049,285	$14,913,158
Accounts receivable	46,883	161,305
Prepaid expenses	112,599	389,433

Total current assets	7,208,767	15,463,896

Property and equipment	31,920	38,630
Right-of-use assets	87,629	48,978
Capitalized acquisition costs (note 3)	5,658,530	5,831,924

Total assets	$12,986,846	$21,383,428

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 5)	$764,331	$895,848
Lease liabilities	56,385	-

Total current liabilities	820,716	895,848

Asset retirement obligations (note 3)	350,858	373,103
Lease liabilities	36,560	52,475

Total liabilities	1,208,134	1,321,426

Shareholders’ equity
Share capital (note 4)	124,010,487	120,960,869
Contributed surplus (note 4)	15,564,132	14,857,390
Accumulated other comprehensive income - cumulative translation differences	1,175,307	1,578,326
Deficit accumulated during the exploration stage	(128,971,214)	(117,334,583)

Total shareholders’ equity	11,778,712	20,062,002

Total liabilities and shareholders’ equity	$12,986,846	$21,383,428

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”                  Director

“Anton Drescher”                  Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended November 30,		Six months ended November 30,
	2020	2019	2020	2019

Operating Expenses
Administration	$106	$107	$212	$214
Consulting fees (notes 4 and 5)	536,082	492,052	1,039,046	935,159
Depreciation	18,678	18,716	32,959	27,747
Exploration expenditures (notes 3 and 4)	2,712,435	1,200,791	7,145,669	2,594,946
Insurance	60,872	54,458	123,431	110,156
Investor relations (notes 4 and 5)	739,979	569,537	1,056,405	904,050
Office and miscellaneous	28,637	26,588	66,570	53,320
Professional fees (note 4)	117,629	73,528	275,814	150,617
Regulatory	58,580	51,872	212,892	112,959
Rent	1,351	1,765	8,754	15,906
Travel	38,136	125,205	53,612	168,596
Wages and benefits (notes 4 and 5)	873,248	831,420	1,379,701	1,281,227

Total operating expenses	(5,185,733)	(3,446,039)	(11,395,065)	(6,354,897)

Other income (expense)
Interest income	16,526	61,892	55,430	77,958
Foreign exchange gain (loss)	43,180	(62,772)	(296,996)	(105,386)

Total other income (expense)	59,706	(880)	(241,566)	(27,428)

Net loss for the period	(5,126,027)	(3,446,919)	(11,636,631)	(6,382,325)

Other comprehensive loss
Exchange difference on translating foreign operations	(44,537)	(3,966)	(403,019)	(90,945)

Comprehensive loss for the period	$(5,170,564)	$(3,450,885)	$(12,039,650)	$(6,473,270)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.09)	$(0.06)

Weighted average number of shares outstanding	125,178,230	118,704,785	124,579,785	115,168,264

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30,

	2020	2019

Operating activities
Net loss for the period	$(11,636,631)	$(6,382,325)
Add items not affecting cash:
Depreciation	32,959	27,747
Stock-based compensation (note 4)	1,769,660	1,601,894
Foreign exchange loss	296,996	105,386
Changes in non-cash items:
Accounts receivable	114,422	(52,725)
Prepaid expenses	276,834	191,361
Accounts payable and accrued liabilities	(131,517)	(102,964)

Cash used in operating activities	(9,277,277)	(4,611,626)

Financing activities
Cash received from issuance of shares	1,910,950	25,200,000
Share issuance costs	-	(1,978,684)
Lease liabilities payments	(26,087)	(19,916)

Cash provided by financing activities	1,884,863	23,201,400

Investing activities
Capitalized acquisition costs	(103,819)	(51,705)

Cash used in investing activities	(103,819)	(51,705)

Effect of foreign exchange on cash	(367,640)	(98,115)

Increase (decrease) in cash and cash equivalents	(7,863,873)	18,439,954

Cash and cash equivalents, beginning of the period	14,913,158	4,145,085

Cash and cash equivalents, end of the period	$7,049,285	$22,585,039

Supplemental cash flow information (note 8)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2020

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2019	111,462,845	$97,726,772	$11,467,753	$1,382,223	$(101,127,931)	$9,448,817

Net loss for the period	-	-	-	-	(6,382,325)	(6,382,325)
Shares issued for cash	12,500,000	25,200,000	-	-	-	25,200,000
Share issued for capitalized acquisition costs	25,000	48,750	-	-	-	48,750
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(90,945)	-	(90,945)
Share issuance costs	-	(1,978,684)	-	-	-	(1,978,684)
Stock-based compensation	-	-	1,601,894	-	-	1,601,894

Balance, November 30, 2019	123,987,845	$120,996,838	$13,069,647	$1,291,278	$(107,510,256)	$27,847,507

Net loss for the period	-	-	-	-	(9,824,327)	(9,824,327)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	287,048	-	287,048
Share issuance costs	-	(35,969)	-	-	-	(35,969)
Stock-based compensation	-	-	1,787,743	-	-	1,787,743

Balance, May 31, 2020	123,987,845	$120,960,869	$14,857,390	$1,578,326	$(117,334,583)	$20,062,002

Net loss for the period	-	-	-	-	(11,636,631)	(11,636,631)
Shares issued for cash
Exercise of stock options	2,520,000	1,910,950	-	-	-	1,910,950
Share issued for capitalized acquisition costs	25,000	75,750	-	-	-	75,750
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(403,019)	-	(403,019)
Reclassification of contributed surplus on exercise of stock options	-	1,062,918	(1,062,918)	-	-	-
Stock-based compensation	-	-	1,769,660	-	-	1,769,660

Balance, November 30, 2020	126,532,845	$124,010,487	$15,564,132	$1,175,307	$(128,971,214)	$11,778,712

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At November 30, 2020, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at November 30, 2020, the Company had working capital of $6,388,051 compared to working capital of $14,568,048 as at May 31, 2020.  Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for at least 12 months from the date the condensed interim consolidated financial statements are issued.

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

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2020 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at November 30, 2020 and the results of its operations for the six months then ended. Operating results for the six months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021. The 2020 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended November 30, 2020, 9,825,000 outstanding stock options (2019 – 11,135,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

3.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 3(a))	(note 3(b))

Balance, May 31, 2020	$4,957,690	$874,234	$5,831,924
Cash payments (note 3(a)(ii)(1))	103,819	-	103,819
Shares issued (note 3(a)(ii)(1))	75,750	-	75,750
Currency translation adjustments	(300,840)	(52,123)	(352,963)

Balance, November 30, 2020	$4,836,419	$822,111	$5,658,530

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2020:

	North Bullfrog	Mother Lode	Total
	(note 3(a))	(note 3(b))

Exploration costs:
Assay	$148,430	$487,267	$635,697
Drilling	236,471	3,360,791	3,597,262
Equipment rental	17,398	111,913	129,311
Field costs	16,813	478,557	495,370
Geological/ Geophysical	288,565	685,619	974,184
Land maintenance & tenure	303,861	133,519	437,380
Permits	18,094	19,271	37,365
Studies	502,019	284,249	786,268
Travel	8,111	68,128	76,239

	1,539,762	5,629,314	7,169,076
Cost recovery	-	(23,407)	(23,407)

Total expenditures (recovery) for the period	$1,539,762	$5,605,907	$7,145,669

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2019:

	North Bullfrog	Mother Lode	Alaskan royalty interest	Total
	(note 3(a))	(note 3(b))	(note 3(c))

Exploration costs:
Assay	$308,855	$54,441	$-	$363,296
Asset retirement obligations	13,965	(7,238)	-	6,727
Drilling	739,660	8,341	-	748,001
Equipment rental	38,997	211,740	-	250,737
Field costs	122,106	106,863	-	228,969
Geological/ Geophysical	267,692	210,043	-	477,735
Land maintenance & tenure	341,865	112,546	-	454,411
Permits	2,415	42,955	-	45,370
Studies	59,908	184,267	-	244,175
Travel	42,525	51,537	-	94,062

	1,937,988	975,495	-	2,913,483
Cost recovery	-	-	(318,537)	(318,537)

Total expenditures (recovery) for the period	$1,937,988	$975,495	$(318,537)	$2,594,946

(a)	North Bullfrog Project, Nevada

The Company’s North Bullfrog project consists of certain leased patented lode mining claims and federal unpatented mining claims owned 100% by the Company.

(i)	Interests acquired from Redstar Gold Corp.

On October 9, 2009, a US subsidiary of ITH at the time (Corvus Nevada) completed the acquisition of all of the interests of Redstar Gold Corp. (“Redstar”) and Redstar Gold U.S.A. Inc. (“Redstar US”) in the North Bullfrog project, which consisted of six leases covering 33 patented mining claims. The leases have an initial term of ten years, and for so long thereafter as mining activities continue on the claims or contiguous claims held by the Company.

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

●

Anti-Dilution:  Pursuant to an amended agreement agreed to by the lessors in March 2015, all future payments will be satisfied by the delivery of an additional ½ common shares of the Company for each of the ITH common shares due per the original agreement (25,000 common shares of the Company) annually.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $350,858 (USD 270,000) ( May 31, 2020 - $373,103 (USD 270,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

4.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the six-month period ended November 30, 2020:

a)	An aggregate of 2,520,000 common shares were issued on exercise of 2,520,000 stock options for gross proceeds of $1,910,950.

b)	On October 29, 2020, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 3(a)(ii)(1)), with a fair value of $75,750.

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

A summary of the status of the stock option plan as of November 30, 2020, and May 31, 2020, and changes during the periods are presented below:

	Six months ended November 30, 2020		Year ended May 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	12,345,000	$1.54	10,000,000	$1.40
Granted	-	-	2,345,000	2.13
Exercised	(2,520,000)	(0.76)	-	-

Balance, end of the period	9,825,000	$1.74	12,345,000	$1.54

The weighted average remaining contractual life of options outstanding at November 30, 2020 was 2.73 years ( May 31, 2020 – 2.68 years).

Stock options outstanding are as follows:

	November 30, 2020			May 31, 2020
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Period- End

September 8, 2019*	$1.40	-	-	$1.40	635,000	635,000
September 9, 2020*	$0.46	-	-	$0.46	620,000	620,000
November 13, 2020* (Note 9)	$0.49	100,000	100,000	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	980,000	980,000	$0.91	1,085,000	1,085,000
July 31, 2022	$0.77	1,580,000	1,580,000	$0.77	1,840,000	1,225,440
October 11, 2022	$2.00	20,000	20,000	$2.00	20,000	13,322
November 19, 2023	$2.06	4,420,000	2,943,720	$2.06	4,420,000	1,471,860
April 9, 2024	$2.04	400,000	133,200	$2.04	400,000	133,200
June 13, 2024	$2.18	1,115,000	371,295	$2.18	1,115,000	-
February 3, 2025	$2.09	1,210,000	-	$2.09	1,210,000	-

		9,825,000	6,128,215		12,345,000	6,183,822

*The Company’s share trading policy (the “Policy”) requires that all restricted persons and others who are subject to the Policy refrain from conducting any transactions involving the purchase or sale of the Company’s securities, during the period in any quarter commencing 30 days prior to the scheduled issuance of the next quarter or year-end public disclosure of the financial results as well as when there is material data on hand. In accordance with the terms of the Amended 2010 Plan, if stock options are set to expire during a restricted period and are not exercised prior to any such restriction, they will not expire but instead will be available for exercise for ten days after such restrictions are lifted. These stock options were exercised during the period ended November 30, 2020 after the restrictions were lifted.

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $nil (2019 - $1,458,958), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the period ended November 30,	2020	2019

Risk-free interest rate	N/A	1.35%
Expected life of options (years)	N/A	4.96
Annualized volatility	N/A	74.92%
Dividend yield	N/A	0%
Exercise price	N/A	$2.18

Fair value per share	N/A	$1.29

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the six months ended November 30,	2020	2019

Consulting fees	$836,588	$750,840
Exploration expenditures – Geological/geophysical	159,517	137,018
Investor relations	251,635	217,654
Professional fees	14,505	12,003
Wages and benefits	507,415	484,379

	$1,769,660	$1,601,894

5.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the six months ended November 30,	2020	2019

Consulting fees to CFO	$102,500	$85,000
Wages and benefits to CEO and COO	663,005	661,496
Geological consulting fees to a company owned by a director in common	23,431	-
Directors fees (included in consulting fees)	76,958	76,319
Stock-based compensation to related parties	1,226,569	1,121,500

	$2,092,463	$1,944,315

As at November 30, 2020, included in accounts payable and accrued liabilities was $nil ( May 31, 2020 – $1,274) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

November 30, 2020
Capitalized acquisition costs	$-	$5,658,530	$5,658,530
Property and equipment	$4,665	$27,255	$31,920
Right-of-use assets	$59,994	$27,635	$87,629

May 31, 2020
Capitalized acquisition costs	$-	$5,831,924	$5,831,924
Property and equipment	$5,488	$33,142	$38,630
Right-of-use assets	$-	$48,978	$48,978

For the six months ended November 30,	2020	2019

Net loss for the period – Canada	$(3,645,787)	$(2,946,294)
Net loss for the period – United States	(7,990,844)	(3,436,031)

Net loss for the period	$(11,636,631)	$(6,382,325)

7.	SUBSIDIARIES

Significant subsidiaries for the periods ended November 30, 2020 and 2019 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2020	The Company’s effective interest for 2019

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

8.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended November 30,	2020	2019

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$75,750	$48,750
Reclassification of contributed surplus on exercise of stock options	$1,062,918	$-

9.	SUBSEQUENT EVENT

On December 1, 2020, 100,000 common shares were issued on exercise of 100,000 stock options for gross proceeds of $49,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the three and six months ended November 30, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

Corvus Gold Inc. (“we”, “us”, “our,” “Corvus” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The mineral estimates in the two technical reports entitled “Technical Report and Preliminary Economic Assessment for Gravity Milling and Heap Leach Processing at the North Bullfrog Project, Bullfrog Mining District, Nye County, Nevada”, dated November 21, 2020 with an effective date of October 7, 2020 (the “NBP Technical Report”), and “Technical Report and Preliminary Economic Assessment for BIOX Mill and Heap Leach Processing at the Mother Lode Project, Bullfrog Mining District, Nye County, Nevada” dated November 21, 2020 with an effective date of October 7, 2020 (the “ML Technical Report” and together with the NBP Technical Report, the “Technical Reports”) referenced in this Quarterly Report on Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. As used in the Technical Reports referenced in this Quarterly Report on Form 10-Q, the terms “Mineral Reserve”, “Proven Mineral Reserve” and “Probable Mineral Reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended.

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

In addition, the terms “Mineral Resource”, “Measured Mineral Resource”, “Indicated Mineral Resource” and “Inferred Mineral Resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. Under Canadian rules, Inferred Mineral Resources can only be used in economic studies as provided under CIM Standards. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource is economically or legally mineable. An “Inferred Mineral Resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply but not verify geological and grade or quality continuity. An Inferred Mineral Resource has a lower level of confidence than that applying to an Indicated Mineral Resource and must not be converted to a Mineral Reserve. It is reasonably expected that the majority of Inferred Mineral Resources could be upgraded to Indicated Mineral Resources with continued exploration. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this report and the Technical Reports referenced in this report contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies reporting under SEC Industry Guide 7 requirements.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in advanced stage exploration projects in Nye County, Nevada referred to as the North Bullfrog Project (the “NBP”) and the Mother Lode Project (“MLP” or “Mother Lode”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary economic assessments included in the Technical Reports on the NBP and on the MLP are preliminary in nature and include Inferred Mineral Resources that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. It cannot be assumed that all, or any part, of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such Inferred Mineral Resources at the NBP or at the MLP will ever be realized. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable. Readers should refer to the Technical Reports for additional information.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

●	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;
●	the results of the preliminary economic assessment (“PEA”) on each of NBP and MLP;
●

the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP and the MLP;

●	the Company’s estimates of the quality and quantity of the Mineral Resources at its mineral properties;
●	the timing and cost of planned exploration programs of the Company, and the timing of the receipt of results therefrom;
●	the Company’s future cash requirements and use of proceeds of sales;
●	general business and economic conditions;
●	the Company’s ability to meet its financial obligations as they come due, and the ability to raise the necessary funds to continue operations;
●	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;
●	the potential for the existence or location of additional high-grade veins at the NBP, or high-grade mineralization at the MLP;
●	the potential to expand Company’s existing deposits and discover new deposits;
●	the potential for any delineation of higher grade mineralization at the NBP or MLP;
●	the potential for there to be one or more additional vein zones;
●	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;
●	the potential for the NBP or the MLP mineralization systems to continue to grow and/or to develop into a major new higher-grade, bulk tonnage, Nevada gold discovery;
●	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure;
●	that the Company will operate at a loss;
●	that the Company will need to scale back anticipated costs and activities or raise additional funds;
●	that the Company will have to raise substantial additional capital to accomplish its business plan over the next couple of years;

●	the estimated reclamation and asset retirement costs;
●	the plans related to the potential development of the MLP and the NBP; and
●	the NBP and MLP work plans and mine development plans/programs.

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

Current Business Activities

General

The Company’s material mineral properties are the NBP and the MLP, advanced exploration stage projects in Nevada which have a number of high-priority, bulk tonnage and high-grade vein targets (held through Corvus Nevada, a Nevada subsidiary). While exploring the NBP, the Company acquired the MLP in June 2017, which is located approximately 19 km to the south east of the NBP. The MLP was mined in the late 1980s and has substantial gold mineralization remaining unexploited extending to the north of the existing open pit mine. Exploration drilling and surface mapping have revealed that other exploration targets on the Corvus property in the Mother Lode area contain gold mineralization and are therefore being actively explored.

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

Highlights of activities during the period and to the date of this MD&A include:

●

The Company initiated active exploration drilling in the Lynnda Strip located north of Mother Lode. Four holes were completed at the Lynnda Strip and have encountered substantial thicknesses (up to 50m) of oxide gold mineralization with average grade >2 g/t within much broader oxide zones of over 150m averaging between 0.50 and 1 g/t gold.

●	Definition of a high grade feeder zone target in the Central Intrusive Zone (CIZ) at Mother Lode indicated good continuity returning 130.5 m @ 2.33 g/t gold and could expand both the grade and size of the Mother Lode gold system in the northern end of the deposit.
●

All drilling during the period was performed at Mother Lode and at the Lynnda Strip. A total of 28 RC drill holes were completed during the period totaling 5,989 m, of which 6 were planned as core-tail (CT) holes which are drilled to a pre-designed depth, cased and then advanced with core drilling. Nine core-tail holes were cored during the period for 1,277 m.

●	One core rig was drilling, completing core-tail holes and one RC rig was drilling both core-tail locations and conventional RC holes.
●

A Preliminary Economic Assessment technical report was updated for the North Bullfrog Project (the “NBP PEA”). The NBP PEA evaluated NBP as a stand-alone project using a gravity mill to produce a gravity concentrate from YellowJacket high grade mineralization and heap leach processing of a blend of Run-Of-Mine mineralization with gravity tail material for ultimate gold recovery.

●

A Preliminary Economic Assessment technical report was updated for the Mother Lode Project (the “MLP PEA”) as a stand-alone project employing a BIOX mill for processing the sulphide mineralization and heap leach processing of oxide mineralization.

●

Planning for the continuation of the Baseline Characterization activities at North Bullfrog was completed during the period. Contracts were placed with service groups to initiate the work in January 2021.

●

Corvus and representatives of the different permitting contractors met with the BLM Battle Mountain staff to plan the permit requirements and the work schedule to complete a full North Bullfrog mine permit was outlined in December.

●	Water quality samples were collected for surface springs in Oasis Valley and from water quality monitoring wells at North Bullfrog.
●	The water production volumes for Corvus wells at MLP, were used for MLP exploration drilling and were reported monthly to the NDWR.
●	Water production well PW-2 at Mother Lode was re-completed lowering the pump to greater depth which required a stronger pipe string. The pump capacity was also increased.
●	A revision of the Lynnda Strip Notice of Intent was submitted and approved during December which allows expanded drilling in the area.
●	On November 6, 2020, the Company appointed Peggy Wu, its Chief Financial Officer, as a director of the Company. Ms. Wu was also appointed as a member of the Sustainable Development Committee.

Nevada Properties

NBP and MLP

Our principal mineral properties are the NBP and the MLP, which form two separate gold exploration projects (the “NBP” and the “MLP”) located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills and Bare Mountains to the east, north and west of the town of Beatty. The NBP nor the MLP have any known proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. The Technical Reports are available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov, and describe the two properties as separate mining operations. The Technical Reports are referred to herein for informational purposes only and are not incorporated herein by reference. The Technical Reports contain disclosure regarding Mineral Resources at both projects that are not SEC Industry Guide 7 compliant proven or probable reserves. See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The following disclosure is derived, in part, and supported by the Technical Reports.

The NBP and the MLP are located in the Bullfrog Hills and Bare Mountains of northwestern Nye County, Nevada (Figure 1).  Together, the NBP and the MLP cover approximately 129 square kilometers (12,895 hectares) of patented and unpatented mining claims in sections 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 31, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 3, 4, 5, 6, 10, 11, 12, 13, 14, 15, 23, 24, 25, 26, 34 and 35 of T11S, R46E; sections 2, 3, 4, 5, 6, 7, 8, 9, 10, and 18 of T12S R46E; sections 19, 30, 31, and 32 of T10S, R47E; sections 4, 5, 6, 7, 8, 9, 10, 11, 14, 15, 16, 17, 18, 22, 23, 26, 27, 34, 35 and 36 of T11S, R47E;  sections 1, 2, 3, 4, 8, 9, 10, 11, 12 and 13 of T12S R47E; sections 4, 9, 10, 15, 22, 27, 31, 32, 33 and 34 of T11S R48E; and sections 4, 5, 6, 7, 8, 9, 16, 17 and 18 of T12S R48E of MDBM.  The total number of federal lode claims is 1601.  Corvus has total of nine option/lease agreements in place that give us control of private land based on an aggregate of 51 historical patented lode claims (see Private Lands in Figure 1).  Corvus Nevada owns an additional private land based on five historical patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sarcobatus hydrographic basin (Basin 146).

North Bullfrog
Claims
Snake Claims
N
Gap Claims
MN Claims
Lynnda Strip Claims
ME Claims
Beatty NV
Mother Lode
Claims
Private Land
Public Land
Image © 2020 Maxar Technologies
11.0 km

Figure 1. Property Map showing the Location of the NBP and the MLP with respect to the town of Beatty, NV.

Studies at the NBP and MLP have been focused on the potential to develop separate mining and processing operations at each site. Technical Reports describing the conceptual mining and processing operations at each location were completed on November 21, 2020 and are available on SEDAR and EDGAR.

NBP Drilling Activities

No drilling was performed at North Bullfrog during the reporting period.

MLP Drilling Activities

During the period, 28 RC drill holes were completed. Ten of the RC holes were drilled at Lynnda Strip (see Figure 1) and 13 were drilled at Mother Lode. Six of those RC holes were core-tail pre-collar holes for later core drilling. Nine holes were core-tail holes with five deepened at Mother Lode and four deepened at Lynnda Strip.

Figure 2 shows the location of the hole collars drilled at Mother Lode, including the recent RC and Core-tail holes. The drilling continued to outline the Central Intrusive Zone (CIZ) proving the association of the gold mineralization with a broad zone that varies in width along strike, and remains open at depth. The zone is dominantly oxide in nature, to a depth of 600m. Preliminary cyanide leach data indicate high gold recovery averaging above 90% which indicates good potential for heap leach processing. The drilling also indicates the presence of higher-grade shoots within the zone at depth.

Figure 2 – Locations of Corvus RC and Core-tail holes at the Mother Lode Project, Nevada

Drilling from the Main Zone has indicated the presence of breccia intervals from the top of the CIZ that cut the Central Main Zone and contain higher-grade gold mineralization. Additional intersections in the Upper Oxide Zone are defining a sizable body of low grade mineralization that are amenable to heap leach processing in areas that were previously defined as waste material in pit shells. The cross section in Figure 3 illustrates the spacial relationship of the different mineralized zones being described here.

Figure 3 – Cross section along 4084540 N showing the relationship of the Main Zone to the CIZ and Upper Oxide Zones at the MLP

Lynnda Strip

The Lynnda Strip is a new discovery near Mother Lode (see Figure 1) that appears to be part of a large zone of gold mineralization controlled by a major north-south trending structural feature that has delivered encouraging results at Corvus Golds Lynnda Strip target and to the south as reported by Coeur Mining Inc. This new Lynnda Strip discovery is also the focus of additional drilling by AngloGold Ashanti Limited to the north. Oxidation is very deep at Lynnda Strip with depths of over 500m which is similar to the deep oxidation of the CIZ zone about 1.5 kilometres to the south at Mother Lode.

Corvus drilling at Lynnda Strip, is shown on Figure 4 and has revealed high-grade vein systems associated with gray quartz stockwork systems that develop along moderately west dipping north-south structural zones and reactively flat contact related zones. These veins appear related to subsidiary, structures in the hanging wall of large displacement, north-south trending major faults and are surrounded by broad zones of disseminated lower-grade oxide gold mineralization.  Corvus believes that ongoing core drilling at Lynnda Strip has shown the system could extend an addition 100 metres below the initial RC drill holes announced to date with oxidation that could be in excess of 500 metres deep. The Lynnda Strip system is currently +500 metres wide (East-West) and is displaying a system thickness that could be in excess of 200 metres.  Similar to other gold mineralization systems in the Bullfrog District that are related to North-South trending structural zones, the potential strike extent could be multiples of the currently known width.  With current gold grades of 2.06 g/t over 43 m in the upper zone and 1.63 g/t gold over 33.5 m in the lower zone, Corvus believes that this system could be very large and currently appears to be on the higher-grade end of the known Nevada heap-leach open pit scale of deposits.

Figure 4 – Locations of Corvus RC and Core-tail holes at the Lynnda Strip near Mother Lode

North Bullfrog Project Development

Corvus completed an updated PEA for the NBP based on a stand-alone basis, as detailed in the NBP Technical Report. The NBP PEA results indicated strong economic performance which is summarized in Table 1 and was based on resource model updates for Sierra Blanca and Mayflower that incorporated some new 2020 drill results. Mineral resources that are not mineral reserves have no demonstrated economic viability. The NBP PEA is preliminary in nature and includes Inferred Mineral Resources that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. It cannot be assumed that all, or any part, of an Inferred Mineral Resource will ever be upgraded to a higher category. Refer to the NBP Technical Report for additional information.

Table 1 2020 NBP Preliminary Economic Assessment at $1,500 per ounce Gold Price

	Parameter	Summary Data
	Pre-Tax Cash Flow; IRR	USD $763 M; 55%
	Post-Tax NPV5%; IRR	USD $452 M; 47%
	Overall Strip Ratio	0.91 to 1 (overburden – process tonne)
	Cash Cost Years 1-7 (USD per Au ounce)	$589
	AISC[1] Years 1-7 (USD/produced Au oz)	$727
	Year 1-7 Average Annual Gold Production	147,000 ounces
	Mine Life	14 years
	Total Gold Production	1,466,550 ounces
	Initial Capital Cost (USD)	$167M
	Sustaining Capital Cost (USD)	$132M
Average Mill Recovery[2] (%)	Au	85%
	Ag	63%
Average Heap Leach Recovery (%)	Au	72%
	Ag	13%
	Average Total Mining Rate[3] (t/day)	84,800
	Average Mineralization Mining Rate* (t/day)	43,300

1 – AISC (all-in sustaining cost) is a non-GAAP metric and may be calculated differently by others

2 – mill recovery – gravity concentrate plus heap leach of gravity tail

3 –14-year rate including capitalized mining in year -1

The NBP PEA assumes conventional open pit mining and with a combination gravity mill and heap leach processing system. Higher grade vein and vein stockwork mineralization from the YellowJacket Zone at Sierra Blanca would be processed by a simple gravity mill with grinding to 48 mesh. Adequate liberation of the gold mineralization can be achieved at 48 mesh with approximately 45% gold recovery from the gravity concentrate using intense CN leaching. The gravity tail material can be blended with the lower grade, ROM heap leach mineralization for final gold recovery on the heap leach pad. Total gold recovery from the YellowJacket mineralization is projected to be 85% of the contained metal, and silver recoveries are projected to be 63%.

The majority of NBP low grade mineralization would be processed on the heap leach. Project capital costs are low due to the simple processing approach and the project economic performance is very good due to the ability to early mining of the higher grade YellowJacket mineralization.

Mother Lode Project Development

Corvus completed an updated PEA for the MLP based on a stand-alone basis as detailed in the MLP Technical Report. The MLP PEA results indicated strong economic performance which is summarized in Table 2 and was based on a resource model update that incorporated 2020 drill results up to September 2020. Mineral resources that are not mineral reserves have no demonstrated economic viability. The MLP PEA is preliminary in nature and includes Inferred Mineral Resources that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. It cannot be assumed that all, or any part, of an Inferred Mineral Resource will ever be upgraded to a higher category. Refer to the MLP Technical Report for additional information.

Table 2 2020 MLP Preliminary Economic Assessment at $1,500 per ounce gold price

	Parameter	Summary Data
	Pre-Tax Cash Flow; IRR	USD $564M; 27%
	Post-Tax NPV5%; IRR	USD $303M; 23%
	Overall Strip Ratio	3.7 to 1 (waste: process tonne)
	Cash Cost Years 1-3 (USD per produced Au ounce)	$613
	AISC[1] Years 1-3 (USD per produced Au oz)	$677
	Year 1-8 Average Annual Gold Production	170,980 ounces
	Mine Life	8 years
	Total Gold Production	1,377,260 ounces
	Initial Capital Cost (USD)	$406M
	Sustaining Capital Cost (USD)	$44M
Average Mill Recovery[1] (%)	Au	91%
	Ag	60%
Average Heap Leach Recovery (%)	Au	74%
	Ag	7%
	Average Total Mining Rate[2] (t/day)	91,200
	Average Mineralization Mining Rate[2] (t/day)	19,600

1 – AISC (all-in sustaining cost) is a non-GAAP metric and may be calculated differently by others

2 – 8 year rate including capitalized mining in year -1

The MLP Resource model was updated to incorporate new drilling data developed since the 2018 PEA report and up to September 2020. The MLP open pit configuration was revised based on Whittle Optimization, and the new designs were incorporated into the updated project configuration.

The project configuration was revised so that all required infrastructure was confined to Corvus controlled property, with the exception that the existing lay-back agreement with Coeur Mining Co. would allow the open pit boundary to expand off the Corvus land locally. Any mineralization coming from Coeur controlled land would be stockpiled for Coeur potentially subject to some future processing agreement.

The MLP PEA assumed open pit mining with an owner operated fleet and process plant. Processing assumptions were based on biological oxidation of whole sulphide mineralization. Metallurgical test data indicates that CN gold recoveries of +91 % could be obtained with this approach, which would be approximately 11% higher than had been obtained from oxidation and leaching of MLP sulphide concentrates. Capital costs of the process plant would be lower since the process would not require an oxygen plant, a flotation circuit, or an autoclave.

Substantial production of lower grade oxide mineralization is indicated by the updated mineral resource model, and the ROM heap leach feed was at higher grade when compared to the 2018 mineral resource model.

Economic performance of the project was good, and the potential for operating cost reduction exists within the processing technology. In addition, the future development of the project could benefit from potential mineral resource that could be developed at the Lynnda Strip discovery.

Permitting

Corvus has expanded permitting activities for the NBP, beginning with a kick-off meeting with the BLM Battle Mountain group on December 15, 2020. Planning is underway and contracts with specialist environmental groups are in place.

Water quality samples were collected from NBP springs and water quality monitoring wells during the month of December. Data from the NBP weather station for calendar Q3 were submitted to NDEP.

Corvus has initiated baseline characterization work at Mother Lode to expand the current Exploration Permit area. The area to be addressed includes the future exploration targets, for example Lynnda Strip, and the area identified for infrastructure development identified in the 2020 MLP PEA.

The Lynnda Strip Notice of Intent was revised, and approval has been received from BLM. Water quality samples from springs that were used in the Mother Lode EA were sampled during December 2020.

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

Progress accounting of expenditures against the use of proceeds on a quarterly basis is listed as follows:

Company Cost Center	Total Proceeds ($ M)	Expended ($ M) (October 1, 2019 – May 31, 2020)	Expended ($ M) (June 1, 2020 – November 30, 2020	Cumulative Expenditure ($ M) (October 1, 2019 – November 30, 2020)
Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling	$10.00	$4.05	$3.05	$7.10
New Discovery Drilling	$2.30	$2.10	$2.38	$4.48
Metallurgical Studies	$1.50	$0.80	$0.71	$1.51
Mining and Development Studies	$0.60	$0.26	$0.22	$0.48
Corporate general and administration, land & permits	$6.62	$3.43	$2.83	$6.26
TOTAL	$21.02	$10.64	$9.19	$19.83

Expenditures correlate with progress and time for the budgeted amounts for the period October 1, 2019 – November 30, 2020. Corporate general and administration, land and permits expenditures were impacted by scheduled timing of expenditures and financial fees due to the offering.

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

Carl E. Brechtel (Colorado PE 23212, Nevada PE 008744 and Registered Member 353000 of SME), a qualified person as defined by NI 43-101, has coordinated execution of the technical work and has reviewed and approved the disclosure in this Report on Form 10-Q related thereto. Mr. Brechtel is not independent of the Company, as he is the Chief Administrative Officer effective January 1, 2021 (formerly the Chief Operating Officer) and holds Common Shares and incentive stock options in Corvus.

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

Mr. Scott E. Wilson, CPG (10965), Registered Member of SME (4025107) and President of Resource Development Associates Inc., is an independent consulting geologist specializing in Mineral Reserve and Mineral Resource calculation reporting, mining project analysis and due diligence evaluations. He has acted as the Qualified Person, as defined in NI 43-101, for the Mineral Resource estimate and the Technical Reports. Mr. Wilson has over 29 years of experience in surface mining, resource estimation and strategic mine planning. Mr. Wilson and Resource Development Associates Inc. are independent of the Company under NI 43-101. Mr. Wilson, a Qualified Person, has verified the data underlying the information disclosed herein by reviewing the reports of AAL and all procedures undertaken for QA/QC. All matters were consistent and accurate accordingly to his professional judgment. There were no limitations on the verification process.

For additional information on the NBP and MLP, including information relating to exploration, data verification and the Mineral Resource estimates, see the Technical Reports, which are available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Reports are referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Reports contains disclosure regarding Mineral Resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Results of Operations

Six months ended November 30, 2020 Compared to Six months ended November 30, 2019

For the six months ended November 30, 2020, the Company had a net loss of $11,636,631 compared to a net loss of $6,382,325 in the comparative period of the prior year. Included in net loss was $1,769,660 (2019 - $1,601,894) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019 and October 11, 2019 which vested during the comparative period of the prior year. The increase in loss of $5,254,306 in the six month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $7,145,669 incurred in the current period compared to $2,594,946 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $4,528,224 incurred in exploration expenditures in the current period compared with the comparative period of the prior year as the Company secured further financing in October 2019 and partly due to increased stock-based compensation charges of $159,517 during the current period compared to $137,018 in the comparative period of the prior year.

Consulting fees increased to $1,039,046 (2019 - $935,159) mainly due to an increase in stock-based compensation charges of $836,588 during the current period compared to $750,840 in the comparative period of the prior year and an increase in consulting fees to the CFO as a result of amendment to her consulting agreement.

Insurance expenses increased to $123,431 (2019 - $110,156) mainly due to an increase in insurance premium.

Investor relations expenses increased to $1,056,405 (2019 - $904,050) mainly due to an increase in virtual advertising activities and an increase in stock-based compensation charges of $251,635 during the current period compared to $217,654 in the comparative period of the prior year. The increase in investor relations expenses was offset by a decrease in investor relations fees and investor relations-related travels in the current period due to COVID-19 travel restrictions and as a result, a shift from in-person meetings to virtual meetings and activities. Travel expenses decreased to $53,612 (2019 - $168,596).

Office expenses increased to $66,570 (2019 - $53,320) mainly due to the migration to the cloud server as a result of the global pandemic.

Professional fees increased to $275,814 (2019 - $150,617) mainly due to an increase in the audit-related and legal fees as the Company prepared for a transition in its filing status, and an increase in stock-based compensation charges of $14,505 during the current period compared to $12,003 in the comparative period of the prior year.

Regulatory expenses increased to $212,892 (2019 - $112,959) mainly due to the entry fee to the Nasdaq Capital Markets as the Company commenced trading as of market open on August 12, 2020.

Wages and benefits increased to $1,379,701 (2019 - $1,281,227) mainly due to an increase in pension benefits, an increase in employee expenses due to expenses associated with stock option exercises during the current period, and an increase in stock-based compensation charges of $507,415 during the current period compared to $484,379 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $212 (2019 - $214), depreciation expenses of $32,959 (2019 - $27,747) and rent expenses of $8,754 (2019 - $15,906).

Other items amounted to a loss of $241,566 compared to $27,428 in the prior period. There was an increase in foreign exchange loss of $296,996 (2019 - $105,386), which was the result of factors outside of the Company’s control and an increase in interest income of $55,430 (2019 - $77,958) as a result of more investment in cashable GIC’s during the current period net of interest expenses.

Three months ended November 30, 2020 Compared to Three months ended November 30, 2019

For the three months ended November 30, 2020, the Company had a net loss of $5,126,027 compared to a net loss of $3,446,919 in the comparative period of the prior year. Included in net loss was $852,620 (2019 - $806,137) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019 and October 11, 2019 which vested during the comparative period of the prior year. The increase in loss of $1,679,108 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $2,712,435 incurred in the current period compared to $1,200,791 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $1,503,518 incurred in the exploration in the current period compared with the comparative period of the prior year as the Company secured further financing in October 2019 and partly due to increased stock-based compensation charges of $77,177 during the current period compared to $69,051 in the comparative period of the prior year.

Consulting fees increased to $536,082 (2019 - $492,052) mainly due to an increase in stock-based compensation charges of $403,847 during the current period compared to $377,416 in the comparative period of the prior year and an increase in consulting fees to the CFO as a result of amendment to her consulting agreement.

Investor relations expenses increased to $739,979 (2019 - $569,537) mainly due to an increase in advertising activities and an increase in stock-based compensation charges of $120,502 during the current period compared to $110,811 in the comparative period of the prior year. The increase in investor relations expenses was offset by a decrease in investor relations fees and investor relations-related travels in the current period due to COVID-19 travel restrictions and as a result, a shift from in-person meetings to virtual meetings and activities. Travel expenses decreased to $38,136 (2019 - $125,205).

Professional fees increased to $117,629 (2019 - $73,528) mainly due to an increase in the audit-related and legal fees as the Company prepared for a transition in its filing status, and an increase in stock-based compensation charges of $6,999 during the current period compared to $6,084 in the comparative period of the prior year.

Wages and benefits increased to $873,248 (2019 - $831,420) mainly due to an increase in employee expenses due to expenses associated with stock option exercises during the current period and an increase in stock-based compensation charges of $244,095 during the current period compared to $242,775 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $106 (2019 - $107), depreciation expenses of $18,678 (2019 - $18,716), insurance expenses of $60,872 (2019 - $54,458), office expenses of $28,637 (2019 - $26,588), regulatory expenses of $58,580 (2019 - $51,872) and rent expenses of $1,351 (2019- $1,765).

Other items amounted to an income of $59,706 compared to a loss of $880 in the prior period. There was an increase in foreign exchange gain of $43,180 (2019 – loss of $62,772), which was the result of factors outside of the Company’s control and a decrease in interest income of $16,526 (2019 - $61,892) as a result of less investment in cashable GIC’s during the current period net of interest expenses.

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

The Company reported cash and cash equivalents of $7,049,285 as at November 30, 2020 compared to $14,913,158 as at May 31, 2020. The change in cash position was the net result of $9,277,277 used for operating activities, $26,087 used for lease liabilities payments, $103,819 used for capitalized acquisition costs, and $1,910,950 received from exercise of stock options during the period ended November 30, 2020.

As at November 30, 2020, the Company had working capital of $6,388,051 compared to working capital of $14,568,048 as at May 31, 2020.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will not be sufficient for it to maintain its currently held properties, fund its planned exploration, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report. In any event, the Company will be required to raise additional funds, again through public or private equity financings in the future in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities at the NBP and the MLP on its currently anticipated scheduling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2020 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of November 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended November 30, 2020 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 29, 2020, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (see note 3(a)(ii)(1) to the Financial Statements), with a fair value of $75,750. The common shares were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) on the basis of representations of eligibility and suitability made to the Company by the investor in the lease agreement.

Repurchase of Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six months period ended November 30, 2020 the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott Wilson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius
Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: January 7, 2021

By:	/s/ Peggy Wu
Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 7, 2021