Form 10-Q
period 2021-02-28
Corvus Gold Inc.
filed 2021-04-08
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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

As of April 7, 2021, the registrant had 126,811,970 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	February 28, 2021	May 31, 2020
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$3,507,432	$14,913,158
Accounts receivable	21,366	161,305
Prepaid expenses	677,066	389,433

Total current assets	4,205,864	15,463,896

Property and equipment	79,355	38,630
Right-of-use assets	71,096	48,978
Capitalized acquisition costs (note 3)	5,536,324	5,831,924

Total assets	$9,892,639	$21,383,428

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 5)	$548,897	$895,848
Lease liabilities	47,297	-

Total current liabilities	596,194	895,848

Asset retirement obligations (note 3)	343,280	373,103
Lease liabilities	29,362	52,475

Total liabilities	968,836	1,321,426

Shareholders’ equity
Share capital (note 4)	124,321,558	120,960,869
Contributed surplus (note 4)	16,508,138	14,857,390
Accumulated other comprehensive income - cumulative translation differences	1,030,957	1,578,326
Deficit accumulated during the exploration stage	(132,936,850)	(117,334,583)

Total shareholders’ equity	8,923,803	20,062,002

Total liabilities and shareholders’ equity	$9,892,639	$21,383,428

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”                  Director

“Anton Drescher”                  Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Operating Expenses
Administration	$110	$108	$322	$322
Consulting fees (notes 4 and 5)	556,218	465,021	1,595,264	1,400,180
Depreciation	18,431	19,258	51,390	47,005
Exploration expenditures (notes 3 and 4)	2,151,997	2,174,346	9,297,666	4,769,292
Insurance	163,754	62,284	287,185	172,440
Investor relations (notes 4 and 5)	304,459	405,756	1,360,864	1,309,806
Office and miscellaneous	34,222	38,820	100,792	92,140
Professional fees (note 4)	107,916	119,325	383,730	269,942
Regulatory	78,025	60,989	290,917	173,948
Rent	1,813	1,706	10,567	17,612
Travel	3,646	55,469	57,258	224,065
Wages and benefits (notes 4 and 5)	563,083	475,314	1,942,784	1,756,541

Total operating expenses	(3,983,674)	(3,878,396)	(15,378,739)	(10,233,293)

Other income (expense)
Interest income	3,394	103,598	58,824	181,556
Foreign exchange gain (loss)	14,644	131,822	(282,352)	26,436

Total other income (expense)	18,038	235,420	(223,528)	207,992

Net loss for the period	(3,965,636)	(3,642,976)	(15,602,267)	(10,025,301)

Other comprehensive loss
Exchange difference on translating foreign operations	(144,350)	61,492	(547,369)	(29,453)

Comprehensive loss for the period	$(4,109,986)	$(3,581,484)	$(16,149,636)	$(10,054,754)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.12)	$(0.08)

Weighted average number of shares outstanding	126,557,815	123,987,845	125,264,850	118,325,527

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED

	February 28, 2021	February 29, 2020

Operating activities
Net loss for the period	$(15,602,267)	$(10,025,301)
Add items not affecting cash:
Depreciation	51,390	47,005
Stock-based compensation (note 4)	2,775,312	2,445,697
Foreign exchange loss	282,352	(26,436)
Changes in non-cash items:
Accounts receivable	139,939	(152,606)
Prepaid expenses	(287,633)	(92,477)
Accounts payable and accrued liabilities	(346,951)	152,332

Cash used in operating activities	(12,987,858)	(7,651,786)

Financing activities
Cash received from issuance of shares	2,354,612	25,200,000
Share issuance costs	(194,237)	(2,014,653)
Lease liabilities payments	(41,747)	(35,433)

Cash provided by financing activities	2,118,628	23,149,914

Investing activities
Expenditures on property and equipment	(50,625)	-
Capitalized acquisition costs	(103,819)	(51,705)

Cash used in investing activities	(154,444)	(51,705)

Effect of foreign exchange on cash	(382,052)	40,844

Increase (decrease) in cash and cash equivalents	(11,405,726)	15,487,267

Cash and cash equivalents, beginning of the period	14,913,158	4,145,085

Cash and cash equivalents, end of the period	$3,507,432	$19,632,352

Supplemental cash flow information (note 8)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Expressed in Canadian dollars)

NINE MONTHS ENDED FEBRUARY 28, 2021

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2019	111,462,845	$97,726,772	$11,467,753	$1,382,223	$(101,127,931)	$9,448,817

Net loss for the period	-	-	-	-	(10,025,301)	(10,025,301)
Shares issued for cash	12,500,000	25,200,000	-	-	-	25,200,000
Share issued for capitalized acquisition costs	25,000	48,750	-	-	-	48,750
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(29,453)	-	(29,453)
Share issuance costs	-	(2,014,653)	-	-	-	(2,014,653)
Stock-based compensation	-	-	2,445,697	-	-	2,445,697

Balance, February 29, 2020	123,987,845	$120,960,869	$13,913,450	$1,352,770	$(111,153,232)	$25,073,857

Net loss for the period	-	-	-	-	(6,181,351)	(6,181,351)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	225,556	-	225,556
Stock-based compensation	-	-	943,940	-	-	943,940

Balance, May 31, 2020	123,987,845	$120,960,869	$14,857,390	$1,578,326	$(117,334,583)	$20,062,002

Net loss for the period	-	-	-	-	(15,602,267)	(15,602,267)
Shares issued for cash
At-the-market offering	119,125	340,762	-	-	-	340,762
Exercise of stock options	2,680,000	2,013,850	-	-	-	2,013,850
Share issued for capitalized acquisition costs	25,000	75,750	-	-	-	75,750
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(547,369)	-	(547,369)
Share issuance costs	-	(194,237)	-	-	-	(194,237)
Reclassification of contributed surplus on exercise of stock options	-	1,124,564	(1,124,564)	-	-	-
Stock-based compensation	-	-	2,775,312	-	-	2,775,312

Balance, February 28, 2021	126,811,970	$124,321,558	$16,508,138	$1,030,957	$(132,936,850)	$8,923,803

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At February 28, 2021, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at February 28, 2021, the Company had working capital of $3,609,670 compared to working capital of $14,568,048 as at May 31, 2020.  Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for at least 12 months from the date the condensed interim consolidated financial statements are issued.

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

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2020 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at February 28, 2021 and the results of its operations for the nine months then ended. Operating results for the nine months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021. The 2020 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended February 28, 2021, 12,255,000 outstanding stock options (2020 – 12,345,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

3.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 3(a))	(note 3(b))

Balance, May 31, 2020	$4,957,690	$874,234	$5,831,924
Cash payments (note 3(a)(ii)(1))	103,819	-	103,819
Shares issued (note 3(a)(ii)(1))	75,750	-	75,750
Currency translation adjustments	(405,291)	(69,878)	(475,169)

Balance, February 28, 2021	$4,731,968	$804,356	$5,536,324

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 28, 2021:

	North Bullfrog	Mother Lode	Total
	(note 3(a))	(note 3(b))

Exploration costs:
Assay	$152,205	$671,633	$823,838
Drilling	237,931	4,226,184	4,464,115
Equipment rental	17,398	155,610	173,008
Field costs	20,539	588,244	608,783
Geological/ Geophysical	472,273	937,691	1,409,964
Land maintenance & tenure	352,179	140,819	492,998
Permits	120,194	35,115	155,309
Studies	717,197	387,201	1,104,398
Travel	10,331	94,380	104,711

	2,100,247	7,236,877	9,337,124
Cost recovery	-	(39,458)	(39,458)

Total expenditures (recovery) for the period	$2,100,247	$7,197,419	$9,297,666

The following table presents costs incurred for exploration and evaluation activities for the nine months ended February 29, 2020:

	North Bullfrog	Mother Lode	Alaskan royalty interest	Total
	(note 3(a))	(note 3(b))	(note 3(c))

Exploration costs:
Assay	$346,438	$162,243	$-	$508,681
Asset retirement obligations	13,913	753	-	14,666
Drilling	739,660	28,595	-	768,255
Equipment rental	41,868	1,190,625	-	1,232,493
Field costs	188,477	313,622	-	502,099
Geological/ Geophysical	363,521	436,604	-	800,125
Land maintenance & tenure	390,412	115,985	-	506,397
Permits	6,769	56,733	-	63,502
Studies	234,934	325,417	-	560,351
Travel	50,934	80,326	-	131,260

	2,376,926	2,710,903	-	5,087,829
Cost recovery	-	-	(318,537)	(318,537)

Total expenditures (recovery) for the period	$2,376,926	$2,710,903	$(318,537)	$4,769,292

(a)	North Bullfrog Project, Nevada

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $343,280 (USD 270,000) ( May 31, 2020 - $373,103 (USD 270,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

4.	SHARE CAPITAL

Authorized

Unlimited common shares without par value.

Share issuances

During the nine-month period ended February 28, 2021:

a)	An aggregate of 2,680,000 common shares were issued on exercise of 2,680,000 stock options for gross proceeds of $2,013,850.

b)	On October 29, 2020, the Company issued 25,000 common shares in connection with the lease on the Mayflower property (note 3(a)(ii)(1)), with a fair value of $75,750.

c)

The Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright dated January 29, 2021, pursuant to which the Company may offer and sell at its discretion only through the Nasdaq Capital Market, its common shares at market prices up to an aggregate gross sales value of US$12.6 million in an at-the-market offering over a period up to 12 months.  The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common shares under the ATM Agreement. From January 29, 2021 to the date hereof, an aggregate of 119,125 common shares were sold under the ATM Agreement for gross proceeds of $340,762 at a weighted average price of $2.86, and from the gross proceeds a commission of $10,223 was paid to H.C. Wainwright.

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

A summary of the status of the stock option plan as of February 28, 2021, and May 31, 2020, and changes during the periods are presented below:

	Nine months ended February 28, 2021		Year ended May 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	12,345,000	$1.54	10,000,000	$1.40
Granted	2,590,000	3.05	2,345,000	2.13
Exercised	(2,680,000)	(0.76)	-	-

Balance, end of the period	12,255,000	$2.03	12,345,000	$1.54

The weighted average remaining contractual life of options outstanding at February 28, 2021 was 3.02 years ( May 31, 2020 – 2.68 years).

Stock options outstanding are as follows:

	February 28, 2021			May 31, 2020
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Period- End

September 8, 2019*	$1.40	-	-	$1.40	635,000	635,000
September 9, 2020*	$0.46	-	-	$0.46	620,000	620,000
November 13, 2020*	$0.49	-	-	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	925,000	925,000	$0.91	1,085,000	1,085,000
July 31, 2022	$0.77	1,575,000	1,575,000	$0.77	1,840,000	1,225,440
October 11, 2022	$2.00	20,000	20,000	$2.00	20,000	13,322
November 19, 2023	$2.06	4,420,000	2,943,720	$2.06	4,420,000	1,471,860
April 9, 2024	$2.04	400,000	133,200	$2.04	400,000	133,200
June 13, 2024	$2.18	1,115,000	371,295	$2.18	1,115,000	-
February 3, 2025	$2.09	1,210,000	402,930	$2.09	1,210,000	-
January 15, 2026	$3.05	2,590,000	-	$-	-	-

		12,255,000	6,371,145		12,345,000	6,183,822

*The Company’s share trading policy (the “Policy”) requires that all restricted persons and others who are subject to the Policy refrain from conducting any transactions involving the purchase or sale of the Company’s securities, during the period in any quarter commencing 30 days prior to the scheduled issuance of the next quarter or year-end public disclosure of the financial results as well as when there is material data on hand. In accordance with the terms of the Amended 2010 Plan, if stock options are set to expire during a restricted period and are not exercised prior to any such restriction, they will not expire but instead will be available for exercise for ten days after such restrictions are lifted. These stock options were exercised during the period ended February 28, 2021 after the restrictions were lifted.

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. The fair value of options granted was $4,083,771 (2020 - $2,974,411), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the period ended	February 28, 2021	February 29, 2020

Risk-free interest rate	0.42%	1.32%
Expected life of options (years)	5	4.98
Annualized volatility	67.23%	72.09%
Dividend yield	0%	0%
Exercise price	$3.05	$2.13

Fair value per share	$1.58	$1.27

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the nine months ended	February 28, 2021	February 29, 2020

Consulting fees	$1,315,829	$1,146,231
Exploration expenditures – Geological/geophysical	254,851	210,228
Investor relations	384,957	336,122
Professional fees	23,328	18,534
Wages and benefits	796,347	734,582

	$2,775,312	$2,445,697

5.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the nine months ended	February 28, 2021	February 29, 2020

Consulting fees to CFO	$132,500	$107,500
Wages and benefits to CEO and COO	813,146	842,744
Geological consulting fees to a company owned by a director in common	73,023	-
Directors fees (included in consulting fees)	114,935	114,449
Stock-based compensation to related parties	1,890,955	1,708,490

	$3,024,559	$2,773,183

As at February 28, 2021, included in accounts payable and accrued liabilities was $nil ( May 31, 2020 – $1,274) in expenses owing to companies related to officers and officers of the Company.

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

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

February 28, 2021
Capitalized acquisition costs	$-	$5,536,324	$5,536,324
Property and equipment	$4,253	$75,102	$79,355
Right-of-use assets	$53,071	$18,025	$71,096

May 31, 2020
Capitalized acquisition costs	$-	$5,831,924	$5,831,924
Property and equipment	$5,488	$33,142	$38,630
Right-of-use assets	$-	$48,978	$48,978

For the nine months ended	February 28, 2021	February 29, 2020

Net loss for the period – Canada	$(5,246,063)	$(4,184,870)
Net loss for the period – United States	(10,356,204)	(5,840,431)

Net loss for the period	$(15,602,267)	$(10,025,301)

7.	SUBSIDIARIES

Significant subsidiaries for the periods ended February 28, 2021 and February 29, 2020 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2021	The Company’s effective interest for 2020

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

8.	SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended	February 28, 2021	February 29, 2020

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$75,750	$48,750
Reclassification of contributed surplus on exercise of stock options	$1,124,564	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the three and nine months ended February 28, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC. These amendments became effective February 25, 2019 (the “SEC Modernization Rules”) and, following a two-year transition period, the SEC Modernization Rules will replace the historical property disclosure requirements for mining registrants that are included in SEC Industry Guide 7. The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its fiscal year beginning June 1, 2021. Under the SEC Modernization Rules, the definitions of “Proven Mineral Reserves” and “Probable Mineral Reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “Measured Mineral Resources”, “Indicated Mineral Resources” and “Inferred Mineral Resources” which are also substantially similar to the corresponding CIM Definition Standards; however there are differences in the definitions under the SEC Modernization Rules and the CIM Definition Standards and therefore once the Company begins reporting under the SEC Modernization Rules there is no assurance that the Company’s Mineral Reserve and Mineral Resource estimates will be the same as those reported under CIM Definition Standards as contained in this report.

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

Highlights of activities during the period and to the date of this MD&A include:

●

All drilling during the period was performed at Mother Lode and at the Lynnda Strip. A total of nine RC drill holes were completed during the period totaling 3,487 m. Casing was recovered from five of the previously drilled core-tail (CT) holes.

●	Six core-tail holes were cored during the period for 952 m. Four of the core-tail holes were drilled in the Mother Lode deposit, and two were drilled in the Lynnda Strip deposit.
●	Corvus NBP project management team was established, and all contractors to support baseline studies and prepare permit applications are under contract.
●	The Desert Tortoise survey in the NBP facility area has been completed, the Baseline Characterization Notice of Intent has been revised and resubmitted.
●	Water quality sampling wells at NBP have been recompleted with electric pumps and the initial sampling has been performed.
●	Waste rock geochemistry static testing was completed.
●	NBP hydrogeologic testing plans were completed and drilling of the instrumentation holes was begun.
●	Plans for expansion of the Mother Lode exploration plan of operations and baseline characterization studies were finalized.
●	The water production volumes for Corvus wells at MLP, were used for MLP exploration drilling and were reported monthly to the NDWR.
●	A revision of the Lynnda Strip Notice of Intent was submitted and approved during December which allows expanded drilling in the area.

Nevada Properties

NBP and MLP

Our principal mineral properties are the NBP and the MLP, which form two separate gold exploration projects (the “NBP” and the “MLP”) located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills and Bare Mountains to the east, north and west of the town of Beatty. Neither, the NBP nor the MLP have any known proven or probable reserves under SEC Industry Guide 7 and the projects are exploratory in nature. The Technical Reports are available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov, and describe the two properties as separate mining operations. The Technical Reports are referred to herein for informational purposes only and are not incorporated herein by reference. The Technical Reports contain disclosure regarding Mineral Resources at both projects that are not SEC Industry Guide 7 compliant proven or probable reserves. See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

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

N
North Bullfrog
Claims
Snake Claims
Gap Claims
MN Claims
Lynnda Strip Claims
ME Claims
Beatty NV
Mother Lode
Claims
Private Land
Public Land
Image © 2020 Maxar Technologies
1.0 km

Figure 1 – Property Map showing the Location of the NBP and the MLP with respect to the town of Beatty, NV.

Studies at the NBP and MLP have been focused on the potential to develop separate mining and processing operations at each site. Technical Reports describing the conceptual mining and processing operations at each location were completed on November 21, 2020 and are available on SEDAR and EDGAR.

NBP Drilling Activities

No exploration drilling was performed at NBP during the period. The RC rig was moved to NBP on March 14th to drill the first of four test wells to be used to define the hydrogeology characteristics of the YellowJacket vein system for associated dewatering projections

MLP Drilling Activities

During the period December 1, 2020 to date, nine RC drill holes were completed at Mother Lode deposit and in the Lynnda Strip for a total of 3,487 m drilled. In addition, core-tail drilling was performed on six holes for a total of 951 m of core drilled. Four of the core-tail holes were drilled for definition of the Mother Lode deposit, and two core-tail holes were drilled at the Lynnda Strip.

MLP Deposit

During the period, additional results were received for the new, northern high-grade feeder zone target in the Central Intrusive Zone at the Mother Lode deposit. The northern high-grade feeder zone occurs as a series of echelon structures along a north-northeast trend and likely has a corresponding deep-seated intrusive connection. The structures consist of broad zones of higher-grade material directly related to intrusive dikes and continue to confirm the genetic relationship of the gold deposit to a high-level magmatic system at depth (shallow porphyry environment). This configuration is illustrated by the map in Figure 2, with the structural relationships shown in the cross section in Figure 3.

Figure 2 – Map showing location of MLP drilling and New Northern Feeder Zone

Figure 3 – Cross Section along 4084640 N showing mineralization orientation at MLP

Lynnda Strip

Drilling at Lynnda Strip continued to define a large and continuous oxide gold system that now stretches for over 700 metres width. The drill intercepts indicate mineralization greater than 200 m in thickness, containing an upper, high-grade vein/stockwork zone returned gold grades of greater than 5 g/t over 37 m. Figure 4 is a map of the Lynnda Strip area showing the locations of Corvus drilling plus constructed drill sites by AngloGold Ashanti to the north and by Coeur Mining Inc. to the south of the Corvus drill locations.

A cross section along the E-W center line of the Corvus property at Lynnda Strip is shown in Figure 5. Corvus follow-up drilling at the South Merlin target, whose locations is shown to the east in Figure 5, suggests potential for major expansion of the deposit.

Figure 4 – Location map for new Lynnda Strip drill holes showing constructed AngloGold Ashanti and Coeur Mining Inc. drill pads to the north and south of the Corvus claims.

Figure 5 – Cross section along Lynnda Strip oxide deposits showing large low-grade zone (shaded orange) and high-grade upper and lower vein zones

Mother Lode Project Development

Planning to increase the permitted area for Mother Lode exploration has been completed and planning of baseline characterization work is underway. The raptor survey has been completed. The meeting to set the baseline characterization requirements for the expanded area is scheduled for mid-March.

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

Use of Net Proceeds	Amount
Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling (42,000 m)	$10,000,000
New Discovery Drilling (7,000 m)	$2,300,000
Metallurgical Studies	$1,500,000
Mining and Development Studies	$600,000
Corporate general and administration, land and permits	$6,620,000
TOTAL	$21,020,000

Of the $21,020,000 in net proceeds received from the Offering, the net proceeds have been used as follows:

Company Cost Center	Total Proceeds ($ M)	Expended ($ M) (October 1, 2019 – May 31, 2020)	Expended ($ M) (June 1, 2020 – February 28, 2021*	Cumulative Expenditure ($ M) (October 1, 2019 – February 28, 2021
Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling	$10.00	$4.05	$3.39	$7.44
New Discovery Drilling	$2.30	$2.10	$2.60	$4.70
Metallurgical Studies	$1.50	$0.80	$0.85	$1.65
Mining and Development Studies	$0.60	$0.26	$0.23	$0.49
Corporate general and administration, land & permits	$6.62	$3.43	$3.31	$6.74
TOTAL	$21.02	$10.64	$10.38	$21.02

*Unaudited Cost Reporting

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

Carl E. Brechtel (Colorado PE 23212, Nevada PE 008744 and Registered Member 353000 of SME), a qualified person as defined by NI 43-101, has coordinated execution of the technical work and has reviewed and approved the disclosure in this Report on Form 10-Q related thereto. Mr. Brechtel is not independent of the Company, as he is the Chief Administrative Officer and holds Common Shares and incentive stock options in Corvus.

The work program at the NBP and the MLP was designed and supervised by Mark Reischman, Corvus’ US Exploration Manager, who is responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. Quality control is monitored by the insertion of blind certified standard reference materials and blanks into each sample shipment. All resource sample shipments are sealed and shipped to American Assay Laboratories in Reno, Nevada, for preparation and assaying.

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

Results of Operations

Nine months ended February 28, 2021 Compared to Nine months ended February 29, 2020

For the nine months ended February 28, 2021, the Company had a net loss of $15,602,267 compared to a net loss of $10,025,301 in the comparative period of the prior year. Included in net loss was $2,775,312 (2020 - $2,445,697) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the period and stock options granted on January 15, 2021. The prior period comparative had stock-based compensation arising from stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the comparative period of the prior year. The increase in loss of $5,576,966 in the nine month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $9,297,666 incurred in the current period compared to $4,769,292 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $4,483,751 incurred in exploration expenditures in the current period compared with the comparative period of the prior year as the Company secured further financing in October 2019 and partly due to increased stock-based compensation charges of $254,851 during the current period compared to $210,228 in the comparative period of the prior year.

Consulting fees increased to $1,595,264 (2020 - $1,400,180) mainly due to an increase in stock-based compensation charges of $1,315,829 during the current period compared to $1,146,231 in the comparative period of the prior year and an increase in consulting fees to the CFO as a result of amendment to her consulting agreement.

Insurance expenses increased to $287,185 (2020 - $172,440) mainly due to an increase in D&O liability insurance premium due to the Company’s listing on the Nasdaq Capital Markets.

Investor relations expenses increased to $1,360,864 (2020 - $1,309,806) mainly due to an increase in virtual advertising activities and an increase in stock-based compensation charges of $384,957 during the current period compared to $336,122 in the comparative period of the prior year. The increase in investor relations expenses was offset by a decrease in investor relations fees and investor relations-related travels in the current period due to COVID-19 travel restrictions and as a result, a shift from in-person meetings to virtual meetings and activities. Travel expenses decreased to $57,258 (2020 - $224,065).

Professional fees increased to $383,730 (2020 - $269,942) mainly due to an increase in the audit-related and legal fees as the Company prepared for a transition in its filing status, and an increase in stock-based compensation charges of $23,328 during the current period compared to $18,534 in the comparative period of the prior year.

Regulatory expenses increased to $290,917 (2020 - $173,948) mainly due to the entry fee to the Nasdaq Capital Markets as the Company commenced trading as of market open on August 12, 2020.

Wages and benefits increased to $1,942,784 (2020 - $1,756,541) mainly due to an increase in pension benefits, an increase in employer expenses due to expenses associated with stock option exercises during the current period, and an increase in stock-based compensation charges of $796,347 during the current period compared to $734,582 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $322 (2020- $322), depreciation expenses of $51,390 (2020 - $47,005), office expenses of $100,792 (2020 - $92,140), and rent expenses of $10,567 (2020- $17,612).

Other items amounted to a loss of $223,528 compared to an income of $207,992 in the prior period. There was an increase in foreign exchange loss of $282,352 (2020 – gain of $26,436), which was the result of factors outside of the Company’s control and a decrease in interest income of $58,824 (2020 - $181,556) as a result of decrease in interest rates and less investments in cashable GIC’s during the current period net of interest expenses.

Three months ended February 28, 2021 Compared to Three months ended February 29, 2020

For the three months ended February 28, 2021, the Company had a net loss of $3,965,636 compared to a net loss of $3,642,976 in the comparative period of the prior year. Included in net loss was $1,005,652 (2020 - $843,803) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the period, and stock options granted on January 15, 2021. The prior period comparative had stock-based compensation arising from stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the comparative period of the prior year. The increase in loss of $322,660 in the three month period of the current year was due to a combination of factors discussed below.

Exploration expenditures decreased to $2,151,997 (2020 - $2,174,346) which was offset by increased stock-based compensation charges of $95,334 during the current period compared to $73,210 in the comparative period of the prior year.

Consulting fees increased to $556,218 (2020 - $465,021) mainly due to an increase in stock-based compensation charges of $479,241 during the current period compared to $395,391 in the comparative period of the prior year and an increase in consulting fees to the CFO as a result of amendment to her consulting agreement.

Insurance expenses increased to $163,754 (2020 - $62,284) mainly due to an increase in D&O liability insurance premium due to the Company’s listing on the Nasdaq Capital Markets.

Investor relations expenses decreased to $304,459 (2020 - $405,756) mainly due to an increase in advertising activities and an increase in stock-based compensation charges of $133,322 during the current period compared to $118,468 in the comparative period of the prior year. The increase in investor relations expenses was offset by a decrease in investor relations fees and investor relations-related travels in the current period due to COVID-19 travel restrictions and as a result, a shift from in-person meetings to virtual meetings and activities. Travel expenses decreased to $3,646 (2020 - $55,469).

Regulatory expenses increased to $78,025 (2020 - $60,989) mainly due to the Nasdaq Capital Markets annual listing fee during the current period compared to none during the comparative period of the prior year.

Professional fees decreased to $107,916 (2020 - $119,325) offset by an increase in stock-based compensation charges of $8,823 during the current period compared to $6,531 in the comparative period of the prior year.

Wages and benefits increased to $563,083 (2020 - $475,314) mainly due to an increase in employer expenses due to stock options exercises in the current period and an increase in stock-based compensation charges of $288,932 during the current period compared to $250,203 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $110 (2020- $108), depreciation expenses of $18,431 (2020 - $19,258), office expenses of $34,222 (2020 - $38,820), and rent expenses of $1,813 (2020- $1,706).

Other items amounted to an income of $18,038 compared to $235,420 in the prior period. There was an increase in foreign exchange gain of $14,644 (2020 – $131,822), which was the result of factors outside of the Company’s control and a decrease in interest income of $3,394 (2020 - $103,598) as a result of decrease in interest rates and less investment in cashable GIC’s during the current period net of interest expenses.

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

The Company reported cash and cash equivalents of $3,507,432 as at February 28, 2021 compared to $14,913,158 as at May 31, 2020. The change in cash position was the net result of $12,987,858 used for operating activities, $41,747 used for lease liabilities payments, $50,625 used for acquiring property and equipment, $103,819 used for capitalized acquisition costs, $340,762 received from issuance of common shares net of share issuance costs of $194,237 and $2,013,850 received from exercise of stock options during the period ended February 28, 2021. The Company entered into an ATM Agreement with H.C. Wainwright dated January 29, 2021, pursuant to which the Company may offer and sell at its discretion only through the Nasdaq Capital Market its common shares at market prices up to an aggregate gross sales value of US$12.6 million in an at-the-market offering over a period up to 12 months. The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common shares under the ATM Agreement. From January 29, 2021 to the date hereof, the Company has sold 119,125 common shares and raised net proceeds of $146,525, net of share issuance costs, through the ATM Agreement, and has paid $10,223 in commission to H.C. Wainwright.

As at February 28, 2021, the Company had working capital of $3,609,670 compared to working capital of $14,568,048 as at May 31, 2020.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents will not be sufficient for it to maintain its currently held properties, fund its planned exploration, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report. Therefore, the Company will be required to raise additional funds, again through public or private equity financings in the future in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities at the NBP and the MLP on its currently anticipated scheduling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of February 28, 2021 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of February 28, 2021, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended February 28, 2021 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 13, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine months period ended February 28, 2021 the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.1	Amendment to Employment Agreement dated January 1, 2021

10.2	Amendment to Change of Control Agreement dated January 1, 2021

10.3	ATM Agreement dated January 29, 2021, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 1, 2021

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott Wilson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius

Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: April 7, 2021

By:	/s/ Peggy Wu

Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 7, 2021