Form 10-K
period 2021-05-31
Corvus Gold Inc.
filed 2021-08-09
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $172,279,304

As of August 9, 2021, the registrant had 126,978,470 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into this report. See Part III.

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

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC. These amendments became effective February 25, 2019 (the “SEC Modernization Rules”) and, following a two-year transition period, the SEC Modernization Rules will replace the historical property disclosure requirements for mining registrants that are included in SEC Industry Guide 7. The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its fiscal year beginning June 1, 2021, unless otherwise required to do so earlier by law. Under the SEC Modernization Rules, the definitions of “proven mineral reserves” and “probable mineral reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources” which are also substantially similar to the corresponding CIM Definition Standards; however there are differences in the definitions under the SEC Modernization Rules and the CIM Definition Standards and therefore once the Company begins reporting under the SEC Modernization Rules there is no assurance that the Company’s mineral reserve and mineral resource estimates will be the same as those reported under CIM Definition Standards as contained in this in the prospectus supplement and the accompanying base prospectus and the documents incorporated by reference herein and therein.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

●	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;
●	the results of the preliminary economic assessments at the MLP and NBP;
●

the timing of decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs, including for the NBP and for the MLP;

●	the Company’s estimates of the quality and quantity of the mineral resources at its mineral properties;
●	the future price of minerals;
●	the details of the offer by AngloGold Ashanti Ltd. outlined in the “Recent Developments” section of this Annual Report on Form 10-K;
●	estimates of future operating and financial performance;
●	potential funding requirements and sources of capital, including near-term sources of additional cash;
●	the Company’s expectation that we will continue to raise capital through the sale of non-core assets, equity and/or debt financings and through the exercise of stock options and warrants;
●	the Company’s expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
●	the Company’s estimates of its future cash position;
●	the Company’s intention to identify and execute cost cutting initiatives;
●

the Company’s expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on the Company’s ability to raise capital in sufficient amounts on reasonable terms;

●	the Company’s potential ability to generate proceeds from operations or the dispositions of its assets;
●	the timing, performance and results of feasibility studies;
●	the Company’s potential entry into agreements to find, lease, purchase, option or sell mineral interests;
●	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
●	costs and timing of the exploration and development of new deposits;
●	success of exploration activities;
●	permitting and certification time lines;
●	government regulation of mining exploration, development and operations;
●	environmental risks;
●	timing and possible outcome of pending litigation, title disputes or claims;
●	the timing and cost of planned exploration programs of the Company and its joint venture partners (as applicable), and the timing of the receipt of results therefrom;
●	the Company’s future cash requirements and use of proceeds of sales of none-core assets;
●	general business and economic conditions;
●	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations;
●	the Company’s expectation that it will be able to add additional mineral projects of merit to its assets;
●	the potential for the existence or location of additional high-grade veins, or high-grade mineralization;
●	the potential for any delineation of higher grade mineralization;
●	the potential for there to be one or more additional vein zone(s);
●	the potential discovery and delineation of mineral deposits/resources/reserves and any expansion thereof beyond the current estimate;
●	the Company’s expectation that it will be able to build itself into a non-operator gold producer with significant carried interests and royalty exposure;
●	that the Company will operate at a loss;
●	that the Company will need to scale back anticipated costs and activities or raise additional funds;

●	that the Company will have to raise substantial additional capital to accomplish its business plan over the next couple of years;
●	the estimated reclamation and asset retirement costs;
●	the plans related to the potential development of the MLP and the NBP; and

  the NBP and MLP work plans and mine development plan/programs

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

●	risks related to the evolving novel coronavirus (“COVID-19”) pandemic and health crisis and the governmental and regulatory actions taken in response thereto;
●	our requirement of significant additional capital and our ability to raise such additional capital on favourable terms;
●	our ability to raise funds in new share offerings due to future sales of Common Shares in the public or private market and our ability to raise funds from the exercise of stock options and warrants;
●

whether our acquisition, exploration and potential development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transaction we enter will maximize the realization of the market value of our assets;

●	our limited operating history;
●	our history of losses;
●	a shortage of skilled labour, equipment and supplies;
●	our reliance on third parties to fulfill their obligations under our agreements;
●	cost increases for our exploration and, if warranted, development projects;
●	our Properties (as defined herein) being in the exploration stage;
●	mineral exploration, development and production activities;
●	our lack of mineral production from our Properties;
●	estimates of mineral resources, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
●	changes in project parameters;
●	failure of equipment and processes to operate as anticipated;
●	accidents, labour disputes and other risks of the mining industry;
●	changes in mineral resource estimates;
●

the accuracy of calculations of mineral resources and mineralized material fluctuations therein based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

●	actual results of current exploration activities;
●	risks associated with restructuring and cost-efficiency initiatives;
●	differences in United States and Canadian mineral reserve and mineral resource reporting;
●	our exploration activities being unsuccessful;
●	the success of future joint ventures, partnership and other arrangements relating to our properties;
●	technical and operational feasibility and the economic viability of deposits;
●	fluctuations in gold, silver and other metal prices;
●	our ability to obtain permits and licenses for production;
●	government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	proposed legislation that may significantly affect the mining industry;
●	changes in corporate governance and public disclosure regulations;
●	inherent hazards of mining exploration, development and operating activities;
●	future water supply issues;
●	land reclamation requirements;
●	competition in the mining industry;
●	equipment and supply shortages;
●	tax issues;
●	current and future joint ventures and partnerships;
●	our ability to attract qualified management and other key personnel;
●	the ability to enforce judgment against certain of our Directors (as defined herein);
●	conflicts of interest of some of our Directors as a result of their involvement with other natural resource companies;
●	currency fluctuations;
●	claims on the title to our Properties;

●	surface access on our Properties;
●	potential future litigation;
●	our lack of insurance covering all our operations;
●	risks related to current global financial conditions;
●	our status as a “passive foreign investment company” under US federal tax code;
●	the Common Shares (as defined herein); and
●	events such as war, terrorism, natural disaster or outbreaks of disease (including COVID-19).

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

“AngloGold”

AngloGold Ashanti Limited and its group companies. AngloGold is a South African-based, independent, global gold mining company with shares traded on the Johannesburg Stock Exchange, the New York Stock Exchange, the Australian Securities Exchange and the Ghana Stock Exchange

“AngloGold Holdings”	AngloGold Ashanti Holdings plc. AngloGold Holdings, a direct wholly owned subsidiary of AngloGold.

“AngloGold North America”	AngloGold Ashanti North America Inc. AngloGold North America, a Colorado corporation, is a wholly owned subsidiary of Anglo Gold Ashanti USA Incorporated.

“AngloGold Offer”

The proposed offer announced by AngloGold on July 13, 2021 whereby AngloGold made a non-binding proposal to the Board to acquire all of the outstanding Common Shares in exchange for consideration in cash

“AngloGold USA”	AngloGold Ashanti USA Incorporated. AngloGold USA is a wholly owned subsidiary of AngloGold.

“AngloGold (USA) Exploration”	AngloGold Ashanti (U.S.A) Exploration Inc. AngloGold (USA) Exploration is a wholly owned subsidiary of AngloGold North America.

“Arrangement”	The corporate spin-out of Corvus from ITH by way of a plan of arrangement among ITH, the shareholders of ITH and Corvus under the BCBCA, effective August 26, 2010

“Au”	Gold

“Board”	The board of directors of Corvus

“BCBCA”	Business Corporations Act (British Columbia), Corvus’ governing statute

“Corvus Nevada”	Corvus Gold Nevada Inc., a wholly owned subsidiary of Corvus USA subsisting under the laws of Nevada

“Corvus USA”	Corvus Gold (USA) Inc., a wholly owned subsidiary of Corvus subsisting under the laws of Nevada

“Common Shares”	The Common Shares without par value in the capital stock of Corvus as the same are constituted on the date hereof

“Corvus”	Corvus Gold Inc., a company organized under the laws of British Columbia

“cut-off grade”	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate

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

Recent Developments

AngloGold North America Loan

On May 4, 2021, the Company entered into a loan agreement with AngloGold North America to fund up to USD 20,000,000 towards the ongoing permitting and pre-development work at the Company’s North Bullfrog project as well as going exploration at its Mother Lode property. Highlights of the agreement for the USD 20,000,000 unsecured loan included:

●	A fixed interest rate of 1.107025% with interest beginning 180 days after Loan signing
●	Repayment of Loan will be the lesser of 12 months after Loan origination date, or after all North Bullfrog project mine construction permits are obtained by Corvus
●	A minimum of 70% of the Loan amount to be spent on project work
●

AngloGold North America is granted an exclusivity period of 90 days where Corvus will abstain from all discussions or actions related material transactions involving Company assets or change in share structure, which can be extended to 120 days under certain circumstances (extended to 120 days as a result of the AngloGold Offer). The Company continues to be in a period of exclusivity with AngloGold North America as of the date hereof.

AngloGold Offer

On July 13, 2021, the Company announced that it has received an unsolicited, non-binding proposal from AngloGold for the acquisition of the outstanding Common Shares not already held by AngloGold by its subsidiary AngloGold Ashanti Holdings plc (the “AngloGold Offer”). The principal terms of the proposal include AngloGold Holdings acquiring all issued and outstanding Common Shares for consideration of CAD $4.00 per Common Share payable in cash.  As stated in the Company’s July 13, 2021 news release, management and the Board, in accordance with their fiduciary duties and consistent with their commitment to maximize shareholder value, are reviewing the AngloGold Offer. The Company is currently in a period of exclusivity with AngloGold North America as a result of its Loan. As of May 31, 2021, AngloGold, through AngloGold (USA) Exploration, owned 24,774,949 Common Shares representing approximately 19.5% of the total issued and outstanding Common Shares.

Business Operations

Summary

We currently hold, or have rights to acquire, interests in two mineral properties in Nevada, USA, the NBP and the MLP. The Company’s objectives with respect to these Properties are to evaluate the potential of the Properties and to determine if spending additional funds is warranted (in which case, an appropriate program to advance the Properties to the next decision point will be formulated and, depending upon available funds, implemented by us) or not (in which case the Properties may be returned by us to the optionor/lessor or, in respect of properties in which we are earning an interest, be returned to the optionor thereof). Our present focus is on the exploration and, if warranted, development of the NBP, located 15 kilometres north of Beatty, Nevada, and the MLP, located in the Bare Mountain District, approximately 10 kilometres from the NBP. Corvus also staked additional claim blocks, the MN claim group, to the northwest of the Mother Lode claims, the ME claim group, to the east of the Mother Lode claims, and the GAP claim group, immediately to the south of NBP. During 2020, the Company extended its claim holdings in an unstaked areas lying between Coeur Mining Inc. and AngloGold called the Lynnda Strip and an unstaked area, the Snake Claims between AngloGold claims on the east boundary of the Silicon Block (see Figure 1). The progress on, and results of, the work programs on our material mineral property is set out under Part I, Item 2, Properties in this Annual Report. We continue to assess additional mineral property acquisitions but do not presently contemplate entering into any such agreements, other than in connection with the NBP and the MLP.

We are in the exploration stage and do not mine, produce or sell any mineral products at this time. With respect to the NBP, our present preliminary economic assessment indicates that any production would be through heap leaching some of the mineralization (and treatment of the leaching solution to recover gold and silver) with processing higher grade mineralization through a plant incorporating a gravity concentration-cyanide leach circuit with the gravity tail material then blended with the run-of-mine heap leach material. At the MLP, our present preliminary economic assessment indicates that a heap leach would process the run-of-mine oxide mineralization and a Biox mill would be used to process the higher grade, sulphide mineralization.

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

Nevada

In Nevada, initial stage surface exploration activities that do not disturb the surface, do not require any permits. Notice-level exploration permits (“NOI”) are required (through the BLM) for the NBP and MLP to perform drilling or other surface disturbing activities with less than five acres of surface disturbance. More extensive disturbance requires submittal and approval of a “Plan of Operations” and “Environmental Assessment” from the BLM and NDEP BMRR. In May 2013, Corvus obtained an amended Plan of Operations allowing 100 acres of surface disturbance in the public lands portion of the NBP, which is considered sufficient by us for our currently planned drilling and characterization program. Reclamation costs have been re-estimated on a 3-year basis, with the most recent submitted June 19, 2019. We also applied for, and received on April 8, 2021, a NOI for disturbance of 4.3 acres outside the currently defined NBP area in order to allow us to drill a water production well, several monitor wells and to perform geotechnical soil investigations outside the NBP area. This NOI was revised April 7, 2021 and extended until April 9, 2023 by BLM. In June of 2015, the Company applied for, and received a NOI which allowed an additional 2.1 acres of disturbance for exploration of the Eastern Steam-heated Alteration zone, outside of the NBP permit area. On December 7, 2015, a decision allowing the increase in disturbance area to 4.8 acres in the Eastern Steam-heated Alteration zone was received from BLM. This Notice has been extended to 2023. In August of 2017, the Company received an NOI from BLM which allowed 4.8 acres of surface disturbance for drilling exploration at the MLP. In June 2018, Corvus received approval of an NOI for 4.4 acres of disturbance at the Company’s Willy’s Exploration Project near the MLP. On June 23, 2020, the Company received approval of a Plan of Operations at the Mother Lode site allowing up to 145 acres of disturbance for future exploration. As of April 13, 2021, the Company had posted with the BLM, as security for the reclamation obligations at North Bullfrog and at Mother Lode, a Surety Bond of USD 617,913. In addition, as part of the approval of the Mother Lode Plan of Operations, BLM has granted the company two Right-of-Ways (“ROWs”), (1) for road access to the Mother Lode site and further to the east to the location of the Company’s three installed water wells, and (2) for the water well sites. Additional reclamation bonds were required for the individual ROWs in the amounts USD 113,000 and USD 188,200, for the access road and water wells, respectively. In general, exploration activities in Nevada can be carried out on a year-round basis. Mining is conducted in Nevada on a year round basis, both open pit and underground.

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

In June 2013, formal meetings were held with officials of both the Nevada Department of Environmental Protection (“NDEP”) and the BLM to discuss the design criteria for the environmental baseline studies that will be required to support the development of a Plan of Operation and other permit applications necessary to enable any mining at or production from the NBP. In January 2014, Corvus Nevada executed a Memorandum of Understanding (“MOU”) with the Tonopah Office of the BLM for definition of baseline characterization requirements and development of a mining plan of operations at the NBP. Characterization plans have been revised in Q1 2021for hydro-geologic modeling studies, rock geochemical studies and biologic/wildlife studies and have been reviewed by BLM and BMRR specialists. We are in the process executing the revised work plans which incorporate comments and additional requirements received from the BLM and BMRR with respect to such plans.

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

Key Personnel

As at August 9, 2021, we have one full time employee, one part time employee and eleven part-time consultants. Our operations are managed by our officers with oversight by the Board. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years and the current calendar year to date:

Year	High	Low	Average
	USD	USD	USD
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018	1,355	1,178	1,268
2019	1,546	1,270	1,393
2020	2,067	1,474	1,768
2021 (through August 6, 2021)	1,943	1,684	1,805

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

Risks Related To Our Company

The Company has received a non-binding proposal from AngloGold, and there can be no assurance that a transaction will be agreed to or consummated.

The Company received a non- binding acquisition proposal from AngloGold, as announced by AngloGold on July 13, 2021. Management and the Board, in accordance with their fiduciary duties and consistent with their commitment to maximize shareholder value, are reviewing the AngloGold Offer. There can be no assurance that any transaction will ultimately be consummated with AngloGold. The price of the Common Shares may be impacted by the outcome of the Board’s review of the AngloGold Offer and whether or not a transaction with AngloGold is agreed to or consummated.

The Company’s loan agreement with AngloGold North America contains an exclusivity agreement which limits the ability of the Company to pursue alternatives to AngloGold’s proposed acquisition proposal.

The loan agreement with AngloGold North America contains an exclusivity period of 90 days where the Company will abstain from all discussions or actions related material transactions involving the Company’s assets or change in share structure, which was extended to 120 days as a result of the AngloGold Offer discussed above. The Company continues to be in a period of exclusivity with AngloGold and such restrictions may discourage a third party from submitting an acquisition proposal to the Company that might result in greater value to the Company’s stockholders or may result in a potential competing acquirer proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

The Company and its directors may be targets of securities class action and derivative lawsuits which could result in substantial costs in relation to the non-binding acquisition proposal from AngloGold and any transaction which may or may not result therefrom.

Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors when companies either reject acquisition proposals or enter into agreements for transactions similar to those contemplated by the AngloGold Offer, and such lawsuits may be brought against the Company and its directors in connection with the AngloGold Offer whether or not a transaction is ultimately agreed to or consummated with AngloGold. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition.

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

Since our inception we have had no revenue from operations. We have no history of producing metals from any of our properties. Our Properties are exploration stage properties. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient gold/silver mineral reserves to support a commercial mining operation;

●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

●	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

●	the availability and cost of appropriate smelting and/or refining arrangements, if required;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance exploration, development and construction activities, as warranted;

●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;

●	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

●	potential shortages of mineral processing, construction and other facilities related supplies.

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

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

●	$(22,887,444) for the year ended May 31, 2021; and

●	$(16,879,394) for the year ended May 31, 2020

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

Exploration for and the production of minerals is highly speculative and involves much greater risk than many other businesses. Most exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;

●	the ability to find sufficient gold, silver or other metal reserves to support a profitable mining operation;

●	fluctuation in production costs that make mining uneconomical;

●	labor disputes;

●	unanticipated variations in grade and other geologic problems;

●	environmental hazards;

●	water conditions;

●	difficult surface or underground conditions;

●	industrial accidents;

●	metallurgic and other processing problems;

●	mechanical and equipment performance problems;

●	failure of pit walls or dams;

●	unusual or unexpected rock formations;

●	personal injury, fire, flooding, cave-ins and landslides; and

●	decrease in the value of mineralized material due to lower gold and/or silver prices.

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

We have no history of producing metals from our current mineral Properties. We do not produce gold or silver and do not currently generate operating earnings. While we seek to move our Properties into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the timing and cost, which are considerable, of the construction of mining and processing facilities;

●	the ability to find sufficient gold/silver reserves to support a profitable mining operation;

●	the availability and costs of skilled labor and mining equipment;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance construction and development activities;

●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants that may delay or prevent development activities; and

●	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies.

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

Our long-term success depends on our ability to identify mineral deposits on our existing Properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold, silver and other commodity exploration is determined in part by the following factors:

●	the identification of potential mineralization based on surficial analysis;

●	availability of government-granted exploration permits;

●	the quality of our management and our geological and technical expertise; and

●	the capital available for exploration and development work.

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

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

●	laws and regulations related to exports, taxes and fees;

●	labor standards and regulations related to occupational health and mine safety; and

●	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection.

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

Reclamation may include requirements to:

●	control dispersion of potentially deleterious effluents;

●	treat ground and surface water to drinking water standards; and

●	reasonably re-establish pre-disturbance land forms and vegetation.

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

We are dependent on a relatively small number of key employees, including our President and Chief Executive Officer and our Chief Administrative Officer. The loss of any officer could have an adverse effect on us. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

●

to enforce in courts outside the United States judgments obtained in United States courts based upon the civil liability provisions of United States federal securities laws against these persons and the Company; or

●	to bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against these persons and the Company.

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

On October 31, 2018, the SEC adopted new rules to modernize mining property disclosure in reports filed with the SEC in order to harmonize SEC disclosure requirements with international standards.  These rules are not effective until the Company’s fiscal year beginning June 1, 2021. The Company currently reports mineral resources and reserves in compliance with NI 43-101. Because the Company files its reports with the SEC on U.S. domestic forms, under the new rules, the Company will be required to comply with the new SEC mining property disclosure requirements and not make disclosure in accordance with NI 43-101 in the reports it files with the SEC. It is not clear at this time if the Company will be required to prepare separate technical reports under the two reporting regimes or may rely on one technical report prepared in accordance with both reporting standards.  Further, while the Company currently utilized its reports as filed with the SEC in meeting its reporting obligations in Canada, if its future reports have mining property disclosure that is not NI 43-101 compliant, the Company may have to prepare separate reports or a supplemental NI 43-101 mining property report.  All these changes to the Company’s reporting requirements could result in increased compliance costs.

Risks Related to the Common Shares

We believe that we may be a “passive foreign investment company” for the current taxable year which may result in materially adverse United States federal income tax consequences for United States investors.

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended May 31, 2021, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the shareholder makes a timely and effective "qualified electing fund" election (“QEF Election”) or a "mark-to-market" election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below under the heading “Certain United States Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Shares.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Although as of May 31, 2021, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

Our share price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of the Common Shares:

●	changes in the worldwide price for gold and/or silver;

●	disappointing results from our exploration efforts;

●	decline in demand for Common Shares;

●	downward revisions in securities analysts’ estimates or changes in general market conditions;

●	technological innovations by competitors or in competing technologies;

●	investor perception of our industry or our prospects; and

●	general economic trends.

In the last 12 months, the price of our stock on the TSX has ranged from a low of C$2.17 to a high of C$4.15. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to resell any Common Shares you acquire at a desired price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Nevada Properties

NBP and MLP

Our principal mineral properties are the NBP and the MLP, which form separate gold exploration projects (the “NBP” and the “MLP”) located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills and Bare Mountains to the east, north and west of the town of Beatty, respectively. Neither the NBP nor the MLP have known proven or probable reserves under SEC Industry Guide 7 and the projects are exploratory in nature. The Technical Reports detail the preliminary economic assessments, and are available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Company considers the two properties as separate mining operations and the Technical Reports set out separately the proposed mining operations based on the preliminary economic assessments. The Technical Reports are referred to herein for informational purposes only and are not incorporated herein by reference. The Technical Reports contain disclosure regarding Mineral Resources at both projects that are not SEC Industry Guide 7 compliant proven or probable reserves and are not compliant with the SEC Modernization Rules. See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The preliminary economic assessments for the NBP and the MLP are both preliminary in nature and include “inferred mineral resources” that have a great amount of uncertainty as to their existence and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category.

The following disclosure is derived, in part, and supported by the Technical Reports.

Property Description and Location

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

N
North Bullfrog Claims
Snake Claims
Gap Claims
MN Claims
Lynnda Strip Claims
ME Claims
Beatty NV
Mother Lode Claims
Private Land
Public Land
Image © 2020 Maxar Technologies
11.0 km

Figure 1: Property Map showing the Location of the NBP and the MLP with respect to the town of Beatty, NV.

The MLP is located north of the Bare Mountains of northwestern Nye County, Nevada (Figure 1) and is connected to the southeast corner of the NBP.  The MLP consists of about 3,803 hectares (9,397 acres) of federal unpatented lode mining claims located in sections 10, 11, 14, 15, 22, 23, 26, 27, 34, 35 and 36 of T11S R47E; in sections 1, 2, 3, 4, 8, 9, 10, 11, 12, and 13 of T12S R47E; in sections 4, 9, 10, 15, 22, 27, 31, 32, 33 and 34 of T11S R48E; and sections 4, 5, 6, 7, 8, 9, 16, 17 and 18 of T12S R48E, Mount Diablo Base and Meridian (“MDBM”).  The individual claim blocks include the original Mother Lode group, the MN claims, the ME claims, the Lynnda Strip claims and the Snake claims.

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

Table 1: Summary of Lease Obligations that are part of the NBP

Party	Area	Claims/Acres	Next Payment(3)	Property Taxes	NSR	Signing Date
Gregory	North Pioneer	1/8.2	$4,000	none	2%	6/16/2006
Wiley(1)	Savage	3/45.7	$9,500	none	2%	5/22/2006
Kolo Corp	Jolly Jane & Yellow Rose	4/81.7	$8,000	$258	3%	5/8/2006
Milliken	Pioneer	3/24.5	$5,900	none	2%	5/8/2006
Pritchard	Pioneer	12/203.0	$20,000	none	4%	5/16/2006
Lunar Landing LLC	Connection	12/195.0	$16,200	$207	4%	10/27/2008
Lunar Landing LLC	Sunflower	3/59.2	$5,000	$180	4%	3/30/2015
Greenspun (2)	Mayflower	11/183.1	$10,000	$214	4%	12/1/2007
Sussman	Jolly Jane	2/37.4	$32,000	$113	2%	3/1/2011
Total	-	51/748.7	$110,600	$972	-	-
(1)	Original title transferred from Hall to Wiley due to death in the family
(2)	Plus 50,000 shares of ITH and 25,000 Corvus Common Shares
(3)	Estimated 2021

Corvus has added an additional 1375 federal unpatented lode mining claims which were staked between 2012 and 2020, and added an additional 13 federal unpatented lode mining claims which were acquired as part of the MLP acquisition from Goldcorp USA, Inc. in 2017.

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

Sarcobatus Property

In December 2013, SoN Land and Water LLC, wholly owned by Corvus Nevada, completed the purchase of an 170 hectare fee simple parcel of land approximately 30 kilometres northwest of the NBP which carries with it 1,600 acre feet of irrigation water rights within the Sarcobatus Flats water basin. The cost of the land and associated water rights was USD 1,034,626. The Company registered the purchase of water rights with the Nevada State Engineer (“NSE”) and has changed the use to mining on July 27, 2018. Corvus has received a temporary transfer of the extraction point for all of the water (1277 acre feet annually) to the NBP. Corvus has transferred the point of extraction of all of the water rights to the NBP.

Other property considerations

All of the unpatented lode mining claims are on U.S. public land administered by the BLM. These claims give Corvus the right to explore for and mine minerals, including gold and silver, subject to the necessary permits. The current exploration permits from BLM and NDEP allow Corvus surface access, maintenance of roads, drilling and sampling, and a defined amount of accompanying surface disturbance. The unpatented lode mining claims at North Bullfrog require payment of yearly maintenance fees to the BLM and Nye County (recording fees) of an aggregate of USD 204,000 (estimated for 2021). Annual property taxes to be paid by Corvus for some of the properties under the original six Redstar leases and subsequent leases are listed in Table 1.

The unpatented lode claims at the Mother Lode property will require payment of yearly maintenance fees to BLM and Nye County (recording fees) of an estimated USD 86,000 (estimated for 2021).

Current exploration activities are covered by a Plan of Operations (NVN-83002) at NBP and Plan of Operations (NVN-096238) at Mother Lode with the BLM. Two exploration Plans of Operation are in place with the NDEP (NDEP#0280 NBP private land and #0290 NBP public land administered by the BLM and #0392 MLP public land administered by BLM) that fulfill the State of Nevada permitting obligations on private and public lands, respectively. Additional exploration activities are covered by four NOIs with the BLM. Those NOIs (N-9221, N-93906, N-96894 and N-96991) have temporary terms renewable every two years, and currently extend through 2021. Reclamation bonds, related to environmental liabilities to which the Properties are subject, are in place to cover activities on the Properties. Corvus’ reclamation liabilities are covered by surety bonds issued by Lexon Insurance Company in the amount of USD 494,382 for 108.9 acres (excludes the NOI bonded obligations) of disturbance on public land with the BLM and USD 209,070 for 25.4 acres of disturbance on private land with NDEP. An additional USD 123,531 of reclamation liability cost for the four NOIs is also covered by the Lexon Insurance Company.

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

Water resources for mining projects at NBP and MLP must be obtained from the ground water. There appears to be sufficient resources in the ground water basins at the NBP and MLP, and the Company has registered water rights purchased in Sarcobatus Flat and in Crater Flats with the NSE. The Company has converted the Sarcobatus water rights to a temporary mining use, and has transferred a portion of the water with the point of extraction to the NBP. Drilling at NBP during the year utilized water produced from the NB-WW-14 well at NBP and from 3 wells (MW-3, MW-4 and PW-2) at MLP. The current plan would be to drill several wells northwest of the NBP heap leach pad and install a fresh water line from the well fields to the process plant. The hydrologic characterization program was advanced during 2021 by drilling and testing production water wells in the Sierra Blanca pit area and north west corner of NBP.

In 2019 the NSE conveyed existing water rights at the Mother Lode project to Corvus. The combined water rights, 144.4 acre-feet, were used for mining of the Mother Lode mine and the Daisy mine during the period 1988-1996 and represent the combined duty of 3 existing water wells near Mother Lode (MW-3, MW-4 and PW-2). Corvus had re-completed the MW-4 well in 2018, and has re-completed MW-3 and PW-2 during 2019 and 2020. Project drilling during 2021 was performed using water produced from the 3 wells, MW-3, MW-4 and PW-2.

Geology and Mineralization

Regional Geologic Setting

NBP and MLP lie within the Walker Lane mineral belt and the Southwestern Nevada Volcanic Field (SWNVF). The regional stratigraphy includes a basement of Late Proterozoic to Late Paleozoic metamorphic and sedimentary rocks. Basement rocks are overlain by a thick pile of Miocene volcanic and lesser sedimentary rocks of the SWNVF, ranging in age from ~15-7.5 Ma (Figure 2). The pre-Tertiary rocks exhibit large-scale folding and thrust faulting, having been subjected to compressional deformation associated with multiple pre-Tertiary orogenic events. The stratigraphy of the SWNVF is dominated by ash flow tuff sheets erupted from a cluster of nested calderas known as the Timber Mountain Caldera Complex. The southwestern edge of the caldera complex lies approximately eight kilometres northeast of the MLP, and ten kilometres east of the NBP (Figure 2). The stratigraphy of the SWNVF includes voluminous ash flow tuff sheets, smaller volume lava flows, shallow intrusive bodies, and lesser sedimentary rocks. Many of the volcanic units exposed around NBP-MLP include ash flow tuffs that originated from the caldera complex. Other volcanic units are locally sourced outside of the caldera complex, particularly at the NBP.

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

Figure 4: Geologic Map of NBP and Symbols showing Target and Resource Areas with Legend of Geologic Symbols

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

In both mineralization periods, there are two styles of low sulphidation gold/silver mineralization; (1) high-grade, fault controlled fissure veins, vein breccias and stockworks (Mayflower, Liberator, YellowJacket, Liberty and others), and (2) low-grade disseminated replacement deposits (Sierra Blanca, Jolly Jane and Mayflower). The low-grade, disseminated mineralization is currently the more abundant type at NBP.

1)	Sierra Blanca Mineralization

Mineralization at Sierra Blanca can be classified into six different styles:

●	Disseminated gold mineralization associated with pervasive silica adularia and sulphidation of iron (ubiquitous at Sierra Blanca);
●	Gold associated with fault controlled suphidation (NE30, NE50, NE60 Faults);
●	Gold associated with quartz veining;
●	Continuous quartz vein and associated stockworks (Josh vein at YellowJacket);
●	Localized quartz veins and stockworks (numerous zones); or
●	Sulphide veining with gold and tellurium mineralization (Air Track Hill).

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

The Mother Lode deposit was delineated by drilling in 1987 and 1988. In 1988, GEXA formed USNGSJV with U.S. Precious Metals, Inc. and contract miner N.A. Degerstrom, Inc. Mining of the Mother Lode deposit began in 1989. Between 1989 and 1991, the USNGSJV produced approximately 35,000 ounces of gold at Mother Lode at an average grade of 1.8 g/t gold. The bulk of the gold production came in 1990. Mining ceased in 1991 as oxide reserves were mined-out.

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

NBP and MLP Preliminary Economic Assessments

The PEAs for both NBP and MLP were updated and revised documents were published on SEDAR and EDGAR in 2020. Both of the updates were based on assessment of the projects with dedicated process facilities at each site, and no common equipment or infrastructure.

Mineral Resource Estimates

Corvus has prepared updated Mineral Resource Estimates for both NBP and MLP in accordance with the disclosure obligations in NI 43-101 and in accordance with the CIM Definition Standards. There have been historic resource estimates at MLP, within the context of NI 43-101, including actual mine production. Project mineral inventories were reported at various cut-off-grades and classifications.

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

The evaluation of Mineral Resources for the NBP and for the MLP Project involved the following procedures:

●	Validation of the database and wireframe models developed by Corvus;
●	Data Processing (compositing and capping) and statistical analysis;
●	Selection of estimation strategies and estimation parameters;
●	Block modelling and grade interpolation and validation of the results;
●	Classification and tabulation of Mineral Resources;
●	Quantifying the reasonable prospects for eventual economic extraction of Mineral Resources.

Table 3 summarizes the NBP Mineral Resources, classified according to CIM definitions, for the Project. Table 4 lists the MLP Mineral Resources. Reasonable prospects for eventual economic extraction assume open pit mining and run-of-mine heap leach processing of oxide mineralization. NBP processing also assumes gravity mill processing of higher grade mineralization from the YellowJacket vein and vein stockwork zone and blending the gravity tail material with ROM heap leaching mineralization for final gold recovery. MLP processing assumes Biox mill processing of higher grade sulphide mineralization.

Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. Numbers may not add up due to rounding. There are no known environmental, permitting, legal, title, taxation, socio-economic, marketing, political, or other relevant factors that may materially affect the Mineral Resource estimate in this report. The Qualified Person for both Mineral Resource Estimates was Scott Wilson.

Table 3: North Bullfrog Pit Constrained Measured, Indicated and Inferred Mineral Resource Estimate at a Gold Selling Price of $1,500 per Ounce

Mineral Resource Classification	Milling Sulphide & Oxide COG 0.204 and 0.400 g/t			Heap Leach Oxide COG 0.060 g/t			Total k-ounces		Mill k-oz		Heap Leach k-oz
Units	K-tonnes	Au g/t	Ag g/t	k-tonnes	Au g/t	Ag g/t	Au koz	Ag koz	Au koz	Ag koz	Au koz	Ag koz
Measured	9,539	1.46	10.18	27,601	0.25	0.78	669	3,816	447	3,121	222	695
Indicated	15,130	1.21	7.61	139,867	0.19	0.62	1,438	6,490	590	3,702	848	2,788
M & I Total	24,669	1.31	8.60	167,469	0.20	0.65	2,107	10,306	1,037	6,823	1,070	3,483
Inferred	418	0.97	7.96	67,254	0.19	0.55	414	1,292	13	107	401	1,185

* - Cautionary Note to U.S. Investors: Table 3 uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource”, “measured and indicated mineral resource” and “inferred mineral resource”. Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into SEC compliant reserves NBP does not contain SEC compliant reserves and the property is exploratory in nature. See “Cautionary Note to U.S. Investors Concerning Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves”.

Table 4: Mother Lode Pit Constrained Measured, Indicated and Inferred Mineral Resource Estimate at a Gold Selling Price of $1,500 per Ounce

	Gold Biox Milling Cutoff Grade 0.40 Au g/t			Gold Heap Leach Cutoff Grade 0.06 Au g/t			Gold Total (Milling & Heap Leach)
Resource Classification	Tonnes (x1,000)	Au g/t	Au Ounces (x1,000)	Tonnes (x1,000)	Au g/t	Au Ounces (x1,000)	Tonnes (x1,000)	Au g/t	Au Ounces (x1,000)
Measured	7,311	1.19	280	17,018	0.39	211	24,329	0.63	491
Indicated	13,668	1.64	722	22,242	0.47	339	35,910	0.92	1,061
Total M & I	20,980	1.49	1,002	39,260	0.44	550	60,240	0.80	1,552
Inferred	2,883	0.90	83	6,978	0.40	90	9,862	0.55	173
	Silver Biox Milling Cutoff Grade 0.40 Au g/t			Silver Heap Leach Cutoff Grade 0.06 Au g/t			Silver Total (Milling & Heap Leach)
Resource Classification	Tonnes (x1,000)	Ag g/t	Ag Ounces (x1,000)	Tonnes (x1,000)	Ag g/t	Ag Ounces (x1,000)	Tonnes (x1,000)	Ag g/t	Ag Ounces (x1,000)
Measured	7,311	0.76	179	17,018	0.98	534	24,329	0.91	713
Indicated	13,668	0.51	223	22,242	0.80	573	35,910	0.69	796
Total M & I	20,980	0.60	402	39,260	0.88	1,107	60,240	0.78	1,509
Inferred	2,883	1.77	164	6,978	1.05	235	9,862	1.26	399

* - Cautionary Note to U.S. Investors: Table 4 uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource”, “measured and indicated mineral resource” and “inferred mineral resource”. Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into SEC compliant reserves NBP does not contain SEC compliant reserves and the property is exploratory in nature. See “Cautionary Note to U.S. Investors Concerning Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves”.

NBP and MLP Project Economic Performance

North Bullfrog Property

Corvus completed an updated PEA for the NBP based on a stand-alone basis, as detailed in the NBP Technical Report. The NBP PEA results indicated strong economic performance which is summarized in Table 5 and was based on resource model updates for Sierra Blanca and Mayflower that incorporated some new 2020 drill results. Mineral resources that are not mineral reserves have no demonstrated economic viability. The NBP PEA is preliminary in nature and includes Inferred Mineral Resources that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. It cannot be assumed that all, or any part, of an Inferred Mineral Resource will ever be upgraded to a higher category. Refer to the NBP Technical Report for additional information.

Table 5: NBP Economic Highlights

Parameter	Year 1-7 Data Value	LOM Data Value(4)
Measured & Indicated Mill Feed (contained Au)	-	12.1M t at 1.47 g/t Au for 575.8k oz
Inferred Mill Feed (contained Au)	-	0.2M t at 1.09 g/t Au for 7k oz
Measured & Indicated Heap Leach Feed (contained Au)	-	149.1M t at 0.21 g/t Au for 983.9k oz
Inferred Heap Leach Feed (contained Au)	-	59.9M t at 0.19 g/t Au for 369k oz
Post-Tax and Royalty NPV at 5%	-	$452M
Post Tax and Royalty IRR	-	47%
Pre-tax cashflow; IRR	-	$763M; 55%
Overall Strip Ratio (mining only)	1.16:1 (overburden:mineralized material)	0.96:1 (overburden:mineralized material)
Average Annual Payable Gold Production	147 kozs/year	112 kozs/year
Total Payable Gold Produced	1,029 kozs	1,467 kozs
Average Gold Recovery - mill	85%	85%
Average Gold Recovery- heap leach	72%	72%
Average Cash Cost(1)	$ 589/Au Oz	$ 751/Au Oz
All-in Sustaining Cost (AISC) (2)	$ 727/Au Oz	$ 885/Au Oz
Average Silver Recovery – mill	63%	63%
Average Silver Recovery – heap leach	13%	13%
Average Total Mining Rate(3)	89 k tonne/day	85 k tonne/day
Average Mineralized Material Mining Rate(3)	43 k tonne/day	43 k tonne/day

(1) Cash Cost includes mining, processing, site G&A, refining, and royalties.

(2) AISC is a non-GAAP metric and includes mining, processing, site G&A, refining, royalties, sustaining capital (not initial), and reclamation costs, Corvus’s calculation methodology may differ from that used by other organizations.

(3) Values through Year 15, including 2-year draindown

Mother Lode Project

Corvus completed an updated PEA for the MLP based on a stand-alone basis, as detailed in the MLP Technical Report. The MLP PEA results indicated strong economic performance which is summarized in Table 6 and was based on resource model updates that incorporated new 2020 drill results. Mineral resources that are not mineral reserves have no demonstrated economic viability. The MLP PEA is preliminary in nature and includes Inferred Mineral Resources that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. It cannot be assumed that all, or any part, of an Inferred Mineral Resource will ever be upgraded to a higher category. Refer to the MLP Technical Report for additional information.

Table 6: Projected Key Performance Parameters for the MLP PEA (Constant $, No Escalation, Constant $1,500 per ounce Gold Price, after Royalty and After-Tax)

Parameter	Year 1-3 Data Value	LOM Data Value(3)
Measured & Indicated Mill Resource	-	21.0 M t at 1.49 g/t Au for 1,002 koz
Inferred Mill Resource	-	2.9 M t at 0.90 g/t Au for 83 koz
Measured & Indicated ROM Resource	-	39.3 M t at 0.44 g/t Au for 550 koz
Inferred ROM Mineralized Resource	-	7.0 M t at 0.40 g/t Au for 90 koz
Post-Tax and Royalty NPV at 5%	-	$303M
Post-Tax and Royalty IRR	-	23%
Post-Tax and Royalty Cashflow	-	$457M
Pre-Tax Cashflow ; IRR	-	$564M; 27%
Overall Strip Ratio (mining only)	2.4:1 (overburden:mineralized material)	3.7:1 (overburden:mineralized material)
Average Annual Payable Gold Production	212 kozs/year	171 kozs/year(4)
Total Payable Gold Produced	636 kozs	1,377 kozs
Average Gold Recovery - mill	91%	91%
Average Gold Recovery- heap leach	74%	74%
Average Cash Cost(1)	$613/Au Oz	$720/Au Oz
All-in Sustaining Cost (AISC) (2)	$677/Au Oz	$787/Au Oz
Average Silver Recovery-mill	60%	60%
Average Silver Recovery – heap leach	7%	7%
Average Total Mining Rate(4)	111.9 k tonne/day	91.2 k tonne/day
Average Mineralized Material Mining Rate(4)	32.5 k tonne/day	19.6 k tonne/day

(1) Cash Cost includes mining, processing, site G&A, refining, and royalties.

(2) AISC is a non-GAAP metric and includes mining, processing, site G&A, refining, royalties, sustaining capital (not initial), and reclamation costs, Corvus’s calculation methodology may differ from that used by other organizations.

(3) Values through Year 9, including 2-year drain down, except as listed.

(4) LOM values for Years 1-8, not including drain down Year 9. Mining rates include capitalized mining in Year -1.

NBP-MLP Project Development Activities

North Bullfrog Metallurgical Test Program

Further metallurgical testing was performed on composite samples of YellowJacket vein and vein stockwork mineralization. The following test work was performed:

●	Combined gravity concentration and cyanide leach testing of YellowJacket vein and vein stockwork composites at mesh sizes of 28, 48, 65 and 100 to completely define a grind size-recovery curve;
●	Thickening tests on gravity tail materials at 28, 48, 65 and 100 mesh;
●	Vacuum filtration tests on gravity tail materials at 28, 48, 65 and 100 mesh;
●	Cyanide column leach tests on Sierra Blanca disseminated mineralization (100% -102 mm particles) in 305 mm diameter by 1830 mm high columns;
●	Cyanide column leach tests on Sierra Blanca disseminated mineralization (100% -102 mm particles) with 15% and 25% by weight gravity tail mineralization in 305 mm diameter by 1830 mm high columns;

These tests successfully demonstrated the potential for heap leach processing of ground YellowJacket mineralization blended with Run-of-Mine disseminated mineralization at NBP.

Mother Lode Metallurgical Test Program

Additional metallurgical testing was performed on oxide mineralization from the Lynnda Strip drilling. Lynnda Strip exploration has indicated the presence of a large deposit of oxide mineralization. Four samples of the oxide mineralization from holes ML20-169CT and ML20-171CT were bottle rolled to verify CN recovery with duplicate tests for each sample.

All samples indicated high gold extractions ranging between 95.2 – 98.7% at P80 200 mesh. NaCN consumptions ranged between 0.546 – 1.197 kg/mt and Lime consumption ranged from 2.95 – 3.515 kg/mt.

NBP Exploration Drilling

Eleven (11) geotechnical holes were core drilled at NBP during the fiscal year (June 2020 – May 2021) to generate data for pit slope stability analysis with six holes at Sierra Blanca and five holes at Jolly Jane. A total of 1,592 m (5,222 feet) of core was produced with structural data recorded during the core logging and strength testing on selected intervals for compressive strength and frictional parameters.

RC drilling was performed for exploration at West Sierra Blanca (13 locations) and Cat Hill (three locations) for a total of 2,501 m (8,205 feet) drilled.

Drilling for hydrogeologic testing was conducted in Sarcobatus Flat, central Sierra Blanca along the YellowJacket vein trend and at Jolly Jane. Water production test wells were constructed at the 4 locations shown in Figure 5 with a total of eight monitoring holes drilled for the installation of multiple water level gages installed in each hole. The water production wells were constructed with six inch (15 cm), eight inch (20 cm) and 10 inch (25 cm) diameter casing with depths ranging between 237 m (780 feet) and 116m (380 feet). A total of 556 m (1,823 feet) of production well drilling and 2,307 m (7,570 feet) of monitoring well drilling was required.

Figure 5: Map the Location of Hydrogeologic Production Holes with Respect to Planned Infrastructure and Open Pits

NBP Baseline Characterization Activities

Meetings were held with NDEP and BLM specialists at the beginning of 2021, to define the final baseline characterization requirements. The Baseline Characterization requirements were then revised on the basis of the input from the two regulatory agencies. Monitoring programs to develop baseline characterization data for support of the future permitting activities continued during the period.

Water quality monitoring wells were re-completed with electric pumps and flow meters, and sampled in calendar year Q1 and Q2. Surface springs were sampled quarterly, and the spring network was expanded to cover the area within 5 miles of North Bullfrog for the creation of a single sample event at the beginning of baseline characterization. The NBP spring network will continue to be sampled quarterly.

Data collection for flora and fauna surveys was performed in calendar year Q1 and Q2. Additional data collection will be required to meet data requirements that are sensitive to seasonal sample requirements

Cultural data collection was performed in calendar year Q1 and Q2, but some additional requirements were imposed on the project to extend the surveyed area into specific areas on the private lands.

Waste rock geochemistry studies were continued, with an additional 327 static samples identified in consultation with NDEP. An additional 20 Humidity Cell tests were identified by NDEP along with 12 samples for Meteoric Water Mobility. An additional 32 samples have been submitted for XRD and optical mineralogy analyses.

Hydrogeologic testing was performed in the new wells by pumping the wells and monitoring the change in water levels in the surrounding monitoring wells. Figure 5 shows the location of the water production wells with respect to the project infrastructure and planned open pit excavations.

A field test program was performed to characterize soil geotechnical in the northern NBP where site infrastructure and the heap leach pad are planned. A total of 31 test pits and 18 soil borings were completed to produce 227 boring samples and 24 test pit samples for laboratory testing.

Pit slope geotechnical sampling was initiated in calendar year Q2, with a total of 16 core holes planned for characterization at the Sierra Blanca and Jolly Jane open pits. Three of the holes have been completed.

The Company operated a meteorological monitoring station at NBP and submitted quarterly reports to the NDEP in September 2019, January 2020 and April 2020.

Mother Lode Exploration Drilling

Core-tail drilling was completed in 20 holes at the Mother Lode deposit during the year. RC drilling was performed in 17 of those holes for 4,174m (13,692 feet). In 20 holes the core-tail was then advanced a total of 6,433 m (21,201 feet) below the casing.

Exploration drilling was also performed in the Lynnda Strip claims, located just to the north of Mother Lode. Twenty (20) holes were drilled at Lynnda Strip with the RC-Cased portion of the holes totaling 7,266 m (23,834 feet). In nine of these holes the, core-tail was developed for 3,798 m (12,457 feet) below the casing. The drilling indicated the presence of a substantial thickness gold bearing material. Core logging indicates the mineralization is oxidized and preliminary metallurgical testing indicated high gold recovery using CN leaching.

Other MLP Activities

Baseline characterization work was planned and performed to expand the footprint of the existing Mother Lode Exploration Plan of Operations. The specific activities included development of characterization plans with review and comment by BLM and NDEP BMRR specialists to define the baseline requirements. Technical work included a desktop analysis to define the environmental resources of the area (soils, vegetation communities, hydrologic resources, special status plant and animal species, etc.). Botanical surveys were then planned to describe vegetation communities, presence of noxious weeds, ecological site verification and special status species presence. General wildlife surveys, special status wildlife surveys, migratory bird counts, nesting eagle and raptor surveys and bat habitat assessment and acoustic surveys were designed and scheduled. A Class III cultural resource inventory was designed and is currently underway.

All field surveys with the exception of the Cultural resource inventory have been completed. Contractor crews responsible for the Cultural work are currently in field completing the resource inventory. Preparation of the Baseline Reports is proceeding.

Planned Work 2021 - 2022

Exploration and development work will continue for the rest of the fiscal year to support development of an EA for the North Bullfrog mining project and at Mother Lode to support the development of advanced engineering studies and revision of the Plan of Operations.

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

Use of Net Proceeds	Amount

Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling (42,000 m)	$10,000,000
New Discovery Drilling (7,000 m)	$2,300,000
Metallurgical Studies	$1,500,000
Mining and Development Studies	$600,000
Corporate general and administration, land and permits	$6,620,000
TOTAL	$21,020,000

Of the $21,020,000 in net proceeds received from the Offering have been used as follows:

Company Cost Center	Total Proceeds ($ M)	Expended ($ M) (October 1, 2019 – May 31, 2020)	Expended ($ M) (June 1, 2020 – May 31, 2021*	Cumulative Expenditure ($ M) (October 1, 2019 – May 31, 2021
Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling	$10.00	$4.05	$3.39	$7.44
New Discovery Drilling	$2.30	$2.10	$2.60	$4.70
Metallurgical Studies	$1.50	$0.80	$0.85	$1.65
Mining and Development Studies	$0.60	$0.26	$0.23	$0.49
Corporate general and administration, land & permits	$6.62	$3.43	$3.31	$6.74
TOTAL	$21.02	$10.64	$10.38	$21.02

*Unaudited Cost Reporting

On January 29, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright, pursuant to which the Company may offer and sell at its discretion only through the Nasdaq Capital Market, its Common Shares at market prices up to an aggregate gross sales value of US$12.6 million in an at-the-market offering over a period up to 12 months. The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Common Shares under the ATM Agreement. From January 29, 2021 to the date hereof, an aggregate of 119,125 Common Shares were sold under the ATM Agreement for gross proceeds of $340,762 at a weighted average price of $2.86, and from the gross proceeds a commission of $10,223 was paid to H.C. Wainwright.

Of the $330,539 in net proceeds received from the ATM Agreement have been used as follows:

Company Cost Center	Cumulative Expenditure ($ M) (January 29 – May 31, 2021*
Exploration Expenditures at the North Bullfrog and Mother Lode Properties
Resource Expansion Drilling	$0.09
New Discovery Drilling	$0.06
Metallurgical Studies	$0.04
Mining and Development Studies	$0.00
Corporate general and administration, land & permits	$0.13
TOTAL	$0.33

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

The work programs at the NBP and MLP were designed and supervised by Mark Reischman, Corvus Gold’s US Exploration Manager, who is responsible for all aspects of the work, including the quality control/quality assurance program. On-site personnel at the project log and track all samples prior to sealing and shipping. Quality control is monitored by the insertion of blind certified standard reference materials and blanks into each sample shipment. All resource sample shipments are sealed and shipped to American Assay Laboratories in Reno, Nevada, for preparation and assaying.

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

For additional information on the NBP-MLP, including information relating to exploration, data verification and the Mineral Resource estimates, see the Technical Reports, which are available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Reports are referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Reports contain disclosure regarding Mineral Resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our Properties or assets are the subject of any pending legal proceedings as required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended May 31, 2021, none of the Company’s or its subsidiaries’ properties or projects was subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

As at August 9, 2021, there were 126,978,470 Common Shares issued and outstanding, and the Company had approximately 106 shareholders of record.  On August 6, 2021, the closing price of the Common Shares as reported by the TSX was C$4.02 and on the Nasdaq Capital Market was USD 3.21.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None

Equity Compensation Plan

The following summary information is presented as of May 31, 2021

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	12,088,500	$2.03	609,347
Equity Compensation Plans Not Approved By Securityholders	Nil	Nil	N/A
Total	12,088,500	$2.03	609,347

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

Certain Canadian Federal Income Tax Considerations for US Resident Holders

The following is, as of the date hereof, a general summary of the principal Canadian federal income tax considerations under the Income Tax Act (Canada) and the regulations thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Tax Convention (1980), as amended (the “Convention”) generally applicable to a beneficial owner of Common Shares who at all relevant times: (i) is a resident of the United States for purposes of the Convention and a “qualifying person” within the meaning of the Convention; (ii) is neither resident nor deemed to be resident in Canada for purposes of the Canadian Tax Act; (iii) does not use or hold, and will not be deemed to use or hold, Common Shares in a business carried on in Canada; (iv) for purposes of the Canadian Tax Act deals at arm’s length with Corvus and is not affiliated with Corvus; and (v) holds the Common Shares as capital property within the meaning of the Canadian Tax Act (each such holder, a “US Resident Holder”). Generally, the Common Shares will be considered to be capital property to a US Resident Holder unless the US Resident Holder holds or uses such shares or is deemed to hold or use such shares in the course of carrying on a business of trading or dealing in securities or has acquired them or been deemed to have acquired them in one or more transactions considered to be an adventure or concern in the nature of trade.

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

This summary is not applicable to a US Resident Holder: (a) that is a “financial institution” (as defined in the Canadian Tax Act) for the purposes of the mark-to-market rules contained in the Canadian Tax Act; (b) that is a “specified financial institution” (as defined in the Canadian Tax Act); (c) an interest in which would be a “tax shelter investment” (as defined in the Canadian Tax Act); (d) that makes or has made a functional currency reporting election pursuant to Section 261 of the Canadian Tax Act; (e) that has entered into or will enter into, a “derivative forward agreement” (as defined in the Canadian Tax Act) in respect of the Common Shares; (f) that receives dividends on the Common Shares under or as part of a “dividend rental arrangement” (as defined in the Canadian Tax Act); or (g) that acquired Common Shares pursuant to an employee stock option. Moreover, this summary does not apply to a US Resident Holder: (i) that is an insurer that carries on an insurance business in Canada and elsewhere; or (ii) that is an “authorized foreign bank” (as defined in the Canadian Tax Act).  Such US Resident Holders should consult their own advisers.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended May 31, 2021 and 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Forward-Looking Statements” above.

Current Business Activities

General

AngloGold North America Loan

On May 4, 2021, the Company entered into a loan agreement with AngloGold North America to fund up to USD 20,000,000 towards the ongoing permitting and pre-development work at the Company’s North Bullfrog project as well as going exploration at its Mother Lode property. Highlights of the agreement for the USD 20,000,000 unsecured loan included:

●	A fixed interest rate of 1.107025% with interest beginning 180 days after Loan signing
●	Repayment of Loan will be the lesser of 12 months after Loan origination date, or after all North Bullfrog project mine construction permits are obtained by Corvus
●	A minimum of 70% of the Loan amount to be spent on project work
●

AngloGold North America is granted an exclusivity period of 90 days where Corvus will abstain from all discussions or actions related material transactions involving Company assets or change in share structure, which can be extended to 120 days under certain circumstances (extended to 120 days as a result of the AngloGold Offer). The Company continues to be in a period of exclusivity with AngloGold North America as of the date hereof.

AngloGold Offer

On July 13, 2021, the Company announced that it has received an unsolicited, non-binding proposal from AngloGold for the acquisition of the outstanding Common Shares of Company by AngloGold Holdings, a subsidiary of AngloGold. The principal terms of the proposal include AngloGold Holdings acquiring all issued and outstanding Common Shares for consideration of CAD $4.00 per Common Share payable in cash.  Management and the Board of Directors, in accordance with their fiduciary duties and consistent with their commitment to maximize shareholder value, are reviewing the proposal. Under the AngloGold North America Loan, the Company is currently under an exclusivity period with AngloGold North America.

NBP and MLP Project Exploration

Exploration drilling continued at both the North Bullfrog and Mother Lode projects. A single RC-drill and Core drill were in operation continuously, being transferred between the two projects through the year.

Sixteen exploration holes were drilled at NBP, 13 at West Sierra Blanca and three at Cat Hill. In addition, 11 geotechnical core holes were drilled for assessment of pit slope stability, six at Sierra Blanca and five at Jolly Jane. A separate drill rig and was brought to NBP to drill four water production test wells, one at the target well field in the northwest corner of NBP, two at the north and south end of the YellowJacket vein trend at Sierra Blanca, and one at Jolly Jane. These holes were cased and completed to form temporary water production wells for hydrogeologic testing. Eight additional RC holes drilled and instrumented with vibrating wire piezometers to monitor the change in water level during the water production testing.

At MLP, RC drilling was performed in 17 holes with casing installed to allow development of the core tails. Coring was then performed in 20 of the MLP holes. An additional 20 holes were drilled at Lynnda Strip with the RC drill rig and cased in preparation for core tail drilling. In nine of these holes, the core tail portion of the drilling was completed.

The drilling indicated the existence of large intervals of gold mineralization in oxidized rock at Lynnda Strip. Metallurgical testing of the Lynnda Strip samples indicate a high degree of oxidation and gold recoveries with bottle roll cyanidation were +90% at 200 mesh.

Baseline characterization work was expanded at NBP to support the development of an Environmental Assessment (“EA”) for mining. Baseline characterization requirements were agreed with BLM and NDEP BMRR technical specialists, and the field work and testing was initiated at the beginning of 2021. The tasks of hydrogeolgic testing and waste rock management testing control the completion schedule and are well underway at mid-year. Project design work is advanced at this time.

Baseline characterization work for expansion of the disturbance area at MLP was also initiated during the period. Requirements were defined and the baseline was agreed with BLM and NDEP BMRR specialists. Field investigations have been completed with the exception of the Class III cultural survey, which is currently underway. Preparation of the revised EA document is underway.

Financing

The Company entered into the ATM Agreement with H.C. Wainwright dated January 29, 2021, pursuant to which the Company may offer and sell at its discretion only through the Nasdaq Capital Market, its Common Shares at market prices up to an aggregate gross sales value of US$12.6 million in an at-the-market offering over a period up to 12 months. The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's Common Shares under the ATM Agreement. From January 29, 2021 to the date hereof, an aggregate of 119,125 Common Shares were sold under the ATM Agreement for gross proceeds of $340,762 at a weighted average price of $2.86, and from the gross proceeds a commission of $10,223 was paid to H.C. Wainwright.

On May 4, 2021, the Company entered into a loan agreement with AngloGold North America to fund up to USD 20,000,000 towards the ongoing permitting and pre-development work at the Company’s North Bullfrog project as well as going exploration at its Mother Lode property. Highlights of the agreement for the USD 20,000,000 unsecured loan included:

●	A fixed interest rate of 1.107025% with interest beginning 180 days after Loan signing
●	Repayment of Loan will be the lesser of 12 months after Loan origination date, or after all North Bullfrog project mine construction permits are obtained by Corvus
●	A minimum of 70% of the Loan amount to be spent on project work
●

AngloGold North America is granted an exclusivity period of 90 days from May 4, 2021, where Corvus will abstain from all discussions or actions related material transactions involving Company assets or change in share structure, which can be extended to 120 days under certain circumstances (extended to 120 days as a result of the AngloGold Offer). The Company continues to be in a period of exclusivity with AngloGold North America as of the date hereof.

2021 Outlook

Exploration and development studies will continue during 2021-2022.

Baseline characterization data will continue to be collected at NBP and MLP, including water quality samples, invasive weed surveys and meteorological data.

Results of Operations

Year ended May 31, 2021 Compared to Year ended May 31, 2020

For the year ended May 31, 2021, the Company had a net loss of $23,120,477 compared to a net loss of $16,206,652 in the prior year. Included in net loss was $3,978,680 (2020 - $3,389,637) in stock-based compensation charges which was a result of stock options granted during the year and previously granted stock options which vested during the year. Stock-based compensation in the current year comprised of stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the year and stock options granted on January 15, 2021. The prior year had stock-based compensation arising from stock options granted on July 31, 2017, November 19, 2018 and April 9, 2019 which vested during the year and stock options granted on June 13, 2019, October 11, 2019 and February 3, 2020. The increase in loss of $6,913,825 in the current year was due to a combination of factors discussed below.

The primary factor for the increase in net loss was the exploration expenditures of $14,915,361 incurred in the current year compared to $9,766,264 in the prior year. The exploration activities of the Company increased mainly due to an increase of $5,071,240 incurred in the exploration in the current year compared with the prior year as the Company secured further financing in October 2019 and partly due to increased stock-based compensation charges of $372,617 during the current year compared to $294,760 in the prior year.

Consulting expenses increased to $2,276,870 (2020 - $1,931,197) mainly due to an increase in stock-based compensation charges of $1,891,036 during the current year compared to $1,591,400 in the prior year and an increase in consulting fees to the CFO as a result of amendment to her consulting agreement.

Insurance expenses increased to $459,163 (2020 - $234,846) mainly due to an increase in D&O liability insurance premium due to the Company’s listing on the Nasdaq Capital Markets.

Investor relations expenses increased to $1,635,042 (2020 - $1,631,230) mainly due to an increase in virtual advertising activities and an increase in stock-based compensation charges of $538,168 during the current year compared to $470,910 in the prior year. The increase in virtual advertising activities was offset by a decrease in investor relations fees and investor relations-related travels in the current period due to COVID-19 travel restrictions and as a result, a shift from in-person meetings to virtual meetings and activities. Travel expenses decreased to $82,139 (2020 - $272,674) also as a result of COVID-19 travel restrictions.

Professional fees increased to $503,696 (2020 - $374,012) mainly due to an increase in the audit-related and legal fees as the Company prepared for a transition in its filing status, and an increase in stock-based compensation charges of $34,377 during the current year compared to $26,259 in the prior year.

Regulatory expenses increased to $321,628 (2020 - $185,277) mainly due to the entry fee to the Nasdaq Capital Markets as the Company commenced trading as of market open on August 12, 2020.

Wages and benefits increased to $2,479,953 (2020 - $2,264,435) mainly due to an increase in pension benefits, an increase in employer expenses due to expenses associated with stock option exercises during the current year, and an increase in stock-based compensation charges of $1,142,482 during the current year compared to $1,006,308 in the prior year.

Other expense categories that reflected only moderate change year over year were administration expenses of $364 (2020 - $429), depreciation expenses of $69,388 (2020 - $61,513), office expenses of $132,456 (2020 - $139,338) and rent expenses of $11,384 (2020 - $18,179).

Other items amounted to a loss of $233,033 compared to an income of $672,742 in the prior year. There was an increase in foreign exchange loss of $263,709 (2020 - gain of $417,332), which is the result of factors outside of the Company’s control and a decrease in interest income of $30,676 (2020 - $255,410) as a result of less investment in cashable GIC’s during the current year.

Three months ended May 31, 2021 Compared to Three months ended May 31, 2020

For the three months ended May 31, 2021, the Company had a net loss of $7,518,210 compared to a net loss of $6,181,351 in the comparative period of the prior year. Included in net loss was $1,203,368 (2020 - $943,940) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on November 19, 2018, April 9, 2019, June 13, 2019 and February 3, 2020 which vested during the period, and stock options granted on January 15, 2021. The prior period comparative had stock-based compensation arising from stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the comparative period of the prior year. The increase in loss of $1,336,859 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was the exploration expenditures of $5,617,695 incurred in the current period compared to $4,996,972 in the comparative period of the prior year. The exploration activities of the Company increased mainly due to an increase of $587,489 incurred in the exploration in the current period compared with the comparative period of the prior year and partly due to increased stock-based compensation charges of $117,766 during the current period compared to $84,532 in the comparative period of the prior year.

Consulting fees increased to $681,606 (2020 - $531,017) mainly due to an increase in stock-based compensation charges of $575,207 during the current period compared to $445,169 in the comparative period of the prior year and an increase in consulting fees to the CFO as a result of amendment to her consulting agreement.

Insurance expenses increased to $171,978 (2020 - $62,406) mainly due to an increase in D&O liability insurance premium due to the Company’s listing on the Nasdaq Capital Markets.

Investor relations expenses decreased to $274,178 (2020 - $321,424)) mainly due to an increase in stock-based compensation charges of $153,211 during the current period compared to $134,788 in the comparative period of the prior year, and a decrease in investor relations fees and investor relations-related travels in the current period due to COVID-19 travel restrictions and as a result, a shift from in-person meetings to virtual meetings and activities. Travel expenses decreased to $24,881 (2020 - $48,609) also as a result of COVID-19 travel restrictions.

Regulatory expenses increased to $30,711 (2020 - $11,329) mainly due to the Nasdaq Capital Markets annual listing fee during the current period compared to none during the comparative period of the prior year.

Wages and benefits increased to $537,169 (2020 - $507,894) mainly due to an increase in stock-based compensation charges of $346,135 during the current period compared to $271,726 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $42 (2020 - $107), depreciation expenses of $17,998 (2020 - $14,508), office expenses of $31,664 (2020 - $47,198), professional fees of $119,966 (2020 - $104,070), and rent expenses of $817 (2020 - $567).

Other items amounted to a loss of $9,505 compared to an income of $464,750 in the prior period. There was a decrease in foreign exchange gain of $18,643 (2020 - $390,896), which was the result of factors outside of the Company’s control and an increase in interest expenses of $28,148 (2020 - interest income of $73,854) as a result of less investment in cashable GIC’s during the current period and the related interest expenses as a result of accretion recognized on the AngloGold North America Loan.

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

The Company reported cash and cash equivalents of $5,121,495 as at May 31, 2021 compared to $14,913,158 as at May 31, 2020. The change in cash position was the net result of $17,790,346 used for operating activities, $72,193 used for lease liabilities payments, $103,819 used for capitalized acquisition costs, $50,625 used on property and equipment, $6,048,000 (USD 5,000,000) received from the AngloGold North America Loan, and $340,762 received from issuance of Common Shares net of share issuance costs of $194,869 and $2,356,840 received from exercise of stock options during the year ended May 31, 2021.

As at May 31, 2021, the Company had working deficit of $2,011,551 compared to working capital of $14,568,048 as at May 31, 2020.

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

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Group”), Corvus Gold (USA) Inc. (“Corvus USA”) (a Nevada corporation), Corvus Gold Nevada Inc. (“Corvus Nevada”) (a Nevada corporation), Raven Gold Alaska Inc. (“Raven Gold”) (an Alaska corporation), SoN Land and Water LLC (“SoN”) (a Nevada limited liability company) and Mother Lode Mining Company LLC (“Mother Lode”) (a Nevada limited liability company). All intercompany transactions and balances were eliminated upon consolidation.

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

Significant estimates

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting year, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the estimated amounts of reclamation and environmental obligations.

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

The functional currency of each of the parent company and its subsidiaries is measured using the currency of the primary economic environment in which that entity operates. The functional currency of Corvus USA, Corvus Nevada, Raven Gold, SoN, and Mother Lode is US dollars, and for the Company the functional currency is Canadian dollars.

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

Parent and Subsidiary Companies

The financial results and position of foreign operations whose functional currency is different from the presentation currency are translated as follows:

●	Assets and liabilities are translated at year-end exchange rates prevailing at that reporting date; and
●	Income and expenses are translated at monthly average exchange rates during the year.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2021, the Company recorded a provision of $326,691 (USD 270,000) (2019 - $373,103 (USD 270,000)) for environmental rehabilitation.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of Common Shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase Common Shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2021, 12,088,500 outstanding stock options (2020 – 12,345,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at May 31, 2021 and 2020.

Joint venture accounting

Where the Company’s exploration and development activities are conducted with others, the accounts reflect only the Company’s proportionate interest in such activities. The Company currently is not a party to any joint venture arrangements.

Leases

The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification Section 842 “Leases”, which specifies how to recognize, measure, present and disclose leases. The standard provides a single accounting model, requiring the recognition of assets and liabilities for all major leases previously classified as “operational leases”.

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

Note payable

Note payable is initially recorded at fair value, less transaction costs and is subsequently measured at amortized cost, calculated using effective interest rate method.

Recently Adopted and Issued Accounting Standards Updates

The Company has implemented all new accounting pronouncements that are in effect and may impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated balance sheets or consolidated statements of operations and comprehensive loss.

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
1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Main +1 (604) 687-4511 Fax +1 (604) 687-5805 www.crowemackay.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corvus Gold Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Corvus Gold Inc. and subsidiaries (the “Company”) as of May 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at May 31, 2021 and 2020 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our specially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Crowe MacKay LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2011.

Vancouver, Canada

August 9, 2021

CORVUS GOLD INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	May 31, 2021	May 31, 2020

ASSETS

Current assets
Cash and cash equivalents	$5,121,495	$14,913,158
Accounts receivable	11,741	161,305
Prepaid expenses	499,747	389,433

Total current assets	5,632,983	15,463,896

Property and equipment	73,457	38,630
Right-of-use assets	88,996	48,978
Capitalized acquisition costs (note 4)	5,268,783	5,831,924

Total assets	$11,064,219	$21,383,428

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 7)	$1,835,240	$895,848
Lease liabilities	67,287	-
Note payable (note 5)	5,742,007	-

Total current liabilities	7,644,534	895,848

Asset retirement obligations (note 4)	326,691	373,103
Lease liabilities	32,600	52,475

Total liabilities	8,003,825	1,321,426

Shareholders’ equity
Share capital (note 6)	124,919,558	120,960,869
Contributed surplus (notes 5 and 6)	17,769,880	14,857,390
Accumulated other comprehensive income - cumulative translation differences	826,016	1,578,326
Deficit accumulated during the exploration stage	(140,455,060)	(117,334,583)

Total shareholders’ equity	3,060,394	20,062,002

Total liabilities and shareholders’ equity	$11,064,219	$21,383,428

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”                    Director

“Anton Drescher”                   Director

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended May 31,

(Expressed in Canadian dollars)

	2021	2020

Operating expenses
Administration	$364	$429
Consulting fees (notes 6 and 7)	2,276,870	1,931,197
Depreciation	69,388	61,513
Exploration expenditures (notes 4 and 6)	14,915,361	9,766,264
Insurance	459,163	234,846
Investor relations (notes 6 and 7)	1,635,042	1,631,230
Office and miscellaneous	132,456	139,338
Professional fees (note 6)	503,696	374,012
Regulatory	321,628	185,277
Rent	11,384	18,179
Travel	82,139	272,674
Wages and benefits (notes 6 and 7)	2,479,953	2,264,435

Total operating expenses	(22,887,444)	(16,879,394)

Other income
Interest income	70,388	271,619
Interest expense (note 5)	(39,712)	(16,209)
Foreign exchange gain (loss)	(263,709)	417,332

Total other income (loss)	(233,033)	672,742

Net loss for the year	(23,120,477)	(16,206,652)

Other comprehensive income
Exchange difference on translating foreign operations	(752,310)	196,103

Comprehensive loss for the year	$(23,872,787)	$(16,010,549)

Basic and diluted net loss per share	$(0.18)	$(0.14)

Weighted average number of shares outstanding	125,674,424	119,748,842

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,

(Expressed in Canadian dollars)

	2021	2020

Operating activities
Net loss for the year	$(23,120,477)	$(16,206,652)
Add items not affecting cash:
Depreciation	69,388	61,513
Stock-based compensation (note 6)	3,978,680	3,389,637
Interest expense (note 5)	39,712	16,209
Foreign exchange loss (gain)	263,709	(417,332)
Changes in non-cash items:
Accounts receivable	149,564	(111,647)
Prepaid expenses	(110,314)	(34,462)
Accounts payable and accrued liabilities	939,392	550,216
Asset retirement obligations	-	(54,242)

Cash used in operating activities	(17,790,346)	(12,806,760)

Financing activities
Cash received from issuance of shares	2,697,602	25,200,000
Share issuance costs	(194,869)	(2,014,653)
Lease liabilities payments	(72,193)	(62,114)
Note payable (note 5)	6,048,000	-

Cash provided by financing activities	8,478,540	23,123,233

Investing activities
Expenditures on property and equipment	(50,625)	(5,151)
Capitalized acquisition costs	(103,819)	(51,705)

Cash used in investing activities	(154,444)	(56,856)

Effect of foreign exchange on cash	(325,413)	508,456

Increase (Decrease) Increase in cash and cash equivalents	(9,791,663)	10,768,073

Cash and cash equivalents, beginning of the year	14,913,158	4,145,085

Cash and cash equivalents, end of the year	$5,121,495	$14,913,158

Supplemental cash flow information (note 10)

These accompanying notes form an integral part of these consolidated financial statements

CORVUS GOLD INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Expressed in Canadian dollars)

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2019	111,462,845	$97,726,772	$11,467,753	$1,382,223	$(101,127,931)	$9,448,817

Net loss for the year	-	-	-	-	(16,206,652)	(16,206,652)
Shares issued for cash	12,500,000	25,200,000	-	-	-	25,200,000
Share issued for capitalized acquisition costs	25,000	48,750	-	-	-	48,750
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	196,103	-	196,103
Share issuance costs	-	(2,014,653)	-	-	-	(2,014,653)
Stock-based compensation	-	-	3,389,637	-	-	3,389,637

Balance, May 31, 2020	123,987,845	120,960,869	14,857,390	1,578,326	(117,334,583)	20,062,002

Net loss for the year	-	-	-	-	(23,120,477)	(23,120,477)
Shares issued
At-the-market offering	119,125	340,762	-	-	-	340,762
Exercise of stock options	2,846,500	2,356,840	-	-	-	2,356,840
Share issued for capitalized acquisition costs	25,000	75,750	-	-	-	75,750
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(752,310)	-	(752,310)
Share issuance costs	-	(194,869)	-	-	-	(194,869)
Reclassification of contributed surplus on exercise of stock options	-	1,380,206	(1,380,206)	-	-	-
Contributed surplus on note payable (note 5)	-	-	314,016	-	-	314,016
Stock-based compensation	-	-	3,978,680	-	-	3,978,680

Balance, May 31, 2021	126,978,470	$124,919,558	$17,769,880	$826,016	$(140,455,060)	$3,060,394

These accompanying notes form an integral part of these consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At May 31, 2021, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at May 31, 2021, the Company had working deficit of $2,011,551 compared to working capital of $14,568,048 as at May 31, 2020.  An aggregate of 2,846,500 common shares of the Company (“Common Shares”) were issued on exercise of 2,846,500 stock options for gross proceeds of $2,356,840.  From January 29, 2021 to the date hereof, an aggregate of 119,125 Common Shares were sold under the At The Market Offering Agreement for gross proceeds of $340,762 at a weighted average price of $2.86, and from the gross proceeds a commission of $10,223 was paid. The Company entered into a loan agreement with AngloGold North America to fund up to USD 20,000,000 towards the ongoing permitting and pre-development work at the Company’s properties (note 5).  As at May 31, 2021, the Company has drawn $6,048,000 (USD 5,000,000) from the loan agreement.  On July 13, 2021, the Company announced it has received an unsolicited, non-binding proposal from AngloGold for the acquisition of the outstanding Common Shares of the Company (Note 12). Under the loan agreement, the Company is currently under an exclusivity period with AngloGold North America. Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for at least 12 months from the date the consolidated financial statements are issued.

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

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Group”), Corvus Gold (USA) Inc. (“Corvus USA”) (a Nevada corporation), Corvus Gold Nevada Inc. (“Corvus Nevada”) (a Nevada corporation), Raven Gold Alaska Inc. (“Raven Gold”) (an Alaska corporation), SoN Land and Water LLC (“SoN”) (a Nevada limited liability company) and Mother Lode Mining Company LLC (“Mother Lode”) (a Nevada limited liability company). All intercompany transactions and balances were eliminated upon consolidation.

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

Significant estimates

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting year, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the estimated amounts of reclamation and environmental obligations.

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

The functional currency of each of the parent company and its subsidiaries is measured using the currency of the primary economic environment in which that entity operates. The functional currency of Corvus USA, Corvus Nevada, Raven Gold, SoN, and Mother Lode is US dollars, and for the Company the functional currency is Canadian dollars.

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

Parent and Subsidiary Companies

The financial results and position of foreign operations whose functional currency is different from the presentation currency are translated as follows:

●	Assets and liabilities are translated at year-end exchange rates prevailing at that reporting date; and
●	Income and expenses are translated at monthly average exchange rates during the year.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate at the time environmental disturbance occurs. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to profit or loss. As at May 31, 2021, the Company recorded a provision of $326,691 (USD 270,000) (2019 - $373,103 (USD 270,000)) for environmental rehabilitation.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of Common Shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase Common Shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the year ended May 31, 2021, 12,088,500 outstanding stock options (2020 – 12,345,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at May 31, 2021 and 2020.

Joint venture accounting

Where the Company’s exploration and development activities are conducted with others, the accounts reflect only the Company’s proportionate interest in such activities. The Company currently is not a party to any joint venture arrangements.

Leases

The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification Section 842 “Leases”, which specifies how to recognize, measure, present and disclose leases. The standard provides a single accounting model, requiring the recognition of assets and liabilities for all major leases previously classified as “operational leases”.

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

Note payable

Note payable is initially recorded at fair value, less transaction costs and is subsequently measured at amortized cost, calculated using effective interest rate method.

Recently Adopted and Issued Accounting Standards Updates

The Company has implemented all new accounting pronouncements that are in effect and may impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated balance sheets or consolidated statements of operations and comprehensive loss.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts payable, and note payable. Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The fair value hierarchy has the following levels:

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

Cash and cash equivalents is measured at level 1 inputs.

Credit risk

Credit risk relates to cash and cash equivalents and arises from the possibility that counterparty to an instrument may fail to perform. At May 31, 2021, all of the Company’s cash and cash equivalents were held with tier one banks to reduce the exposure to credit risk.

Currency risk

The Company operates in the US which gives rise to exposure to market risks from changes in foreign currency values. Most significantly, the Company is exposed to potential currency fluctuations between US and Canadian dollars, which was translated at 1.2072 at May 31, 2021. Fluctuations in the exchange rate could impact profitability.

At May 31, 2021, the Company is exposed to currency risk through the following assets and liabilities denominated in US dollars:

USD

Cash and cash equivalents	$3,489,014

Total assets	3,489,014

Accounts payable and accrued liabilities	(1,356,709)
Lease liabilities	(41,503)
Note payable	(4,756,467)

Total liabilities	(6,154,679)

Net	$(2,665,665)

Liquidity risk

The Company’s approach to managing its obligations is to maintain sufficient resources to meet its obligations when due without undue risk to the Company. The Company monitors its cash requirements on an ongoing basis to ensure that there are sufficient resources for operations as well as to fund anticipated exploration expenditures. In addition, the Company manages its cash and cash equivalents to meet its debt obligations and to fund general and administrative costs.

Contractual cash flow requirements as at May 31, 2021 were as follows:

	<1 year ($)	1 – 2 years ($)	2 – 5 years ($)	> 5 years ($)	Total ($)

Accounts payable and accrued liabilities	$1,835,240	-	-	-	$1,835,240
Lease liabilities	67,287	32,600	-	-	99,887
Note payable	5,742,007	-	-	-	5,742,007

Total	$7,644,534	$32,600	$-	$-	$7,677,134

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4(a))	(note 4(b))

Balance, May 31, 2019	$4,761,257	$857,748	$5,619,005
Acquisition costs
Cash payments (note 4(a)(ii)(1))	51,705	-	51,705
Shares issued (notes 4(a)(ii)(1) and 6)	48,750	-	48,750
Currency translation adjustments	95,978	16,486	112,464

Balance, May 31, 2020	4,957,690	874,234	5,831,924

Acquisition costs
Cash payments (note 4(a)(ii)(1))	103,819	-	103,819
Shares issued (notes 4(a)(ii)(1) and 6)	75,750	-	75,750
Currency translation adjustments	(633,962)	(108,748)	(742,710)

Balance, May 31, 2021	$4,503,297	$765,486	$5,268,783

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2021:

	North Bullfrog	Mother Lode	Total
	(note 4(a))	(note 4(b))

Exploration costs:
Assay	$183,579	$871,811	$1,055,390
Drilling	2,068,064	5,341,711	7,409,775
Equipment rental	160,036	221,010	381,046
Field costs	141,296	689,089	830,385
Geological/ Geophysical	628,092	1,167,189	1,795,281
Land maintenance & tenure	427,594	146,793	574,387
Permits	863,451	43,209	906,660
Studies	1,463,249	456,649	1,919,898
Travel	40,990	114,039	155,029

	5,976,351	9,051,500	15,027,851

Cost recovery	-	(112,490)	(112,490)

Total expenditures for the year	$5,976,351	$8,939,010	$14,915,361

The following table presents costs incurred for exploration and evaluation activities for the year ended May 31, 2020:

	North Bullfrog	Mother Lode	Alaskan royalty interest	Total
	(note 4(a))	(note 4(b))	(note 4(c))

Exploration costs:
Assay	$388,167	$340,989	$-	$729,156
Asset retirement obligations	(42,724)	(11,519)	-	(54,243)
Drilling	1,401,882	3,284,109	-	4,685,991
Equipment rental	63,267	55,197	-	118,464
Field costs	259,936	931,930	-	1,191,866
Geological/ Geophysical	579,158	756,236	-	1,335,394
Land maintenance & tenure	471,520	130,044	-	601,564
Permits	26,760	71,609	-	98,369
Studies	843,856	353,796	-	1,197,652
Travel	63,376	117,212	-	180,588

	4,055,198	6,029,603	-	10,084,801
Cost recovery	-	-	(318,537)	(318,537)

Total expenditures (recovery) for the year	$4,055,198	$6,029,603	$(318,537)	$9,766,264

(a)	North Bullfrog Project, Nevada

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

(2)

Pursuant to a mining lease and option to purchase made effective March 1, 2011 between Corvus Nevada and an arm’s length individual, Corvus Nevada has leased, and has the option to purchase, two patented mineral claims which form part of the North Bullfrog project holdings. The lease is for an initial term of ten years, subject to extension for an additional ten years (provided advance minimum royalties are timely paid), and for so long thereafter as mining activities continue on the claims. The lessee is required to pay advance minimum royalty payments (recoupable from production royalties, but not applicable to the purchase price if the option to purchase is exercised) of USD 30,000 (paid to March 1, 2021), adjusted for inflation. The lessor is entitled to receive a 2% NSR royalty on all production. The lessee may purchase the NSR royalty for USD 1,000,000 per 1%. If the lessee purchases the entire NSR royalty (USD 2,000,000) the lessee will also acquire all interest of the lessor in the subject property.

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

(5)

On March 30, 2015, Lunar Landing, LLC signed a lease agreement with Corvus Nevada to lease private property containing the three patented Sunflower claims to Corvus Nevada, which are adjacent to the Yellow Rose claims leased in 2014. The term of the lease is three years with provision to extend the lease for an additional seven years, and an advance minimum royalty payment of USD 5,000 per year with USD 5,000 paid upon signing (paid to March 2021). The lease includes a 4% NSR royalty on production, with an option to purchase the royalty for USD 500,000 per 1% or USD 2,000,000 for the entire 4% royalty. The lease also includes the option to purchase the property for USD 300,000.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $326,691 (USD 270,000) ( May 31, 2020 - $373,103 (USD 270,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

5.	NOTE PAYABLE

On May 4, 2021, the Company entered into a loan agreement with AngloGold North America to fund up to USD 20,000,000 towards the ongoing permitting and pre-development work at the Company’s North Bullfrog project as well as ongoing exploration at its Mother Lode property. Highlights of the agreement for the USD 20,000,000 unsecured loan (the “Loan”) included:

●	A fixed interest rate of 1.107025% with interest beginning 180 days after Loan signing
●	Repayment of Loan will be the lesser of 12 months after Loan origination date, or after all North Bullfrog project mine construction permits are obtained by Corvus
●	A minimum of 70% of the Loan amount to be spent on project work
●

AngloGold North America is granted an exclusivity period of 90 days from May 4, 2021 where Corvus will abstain from all discussions or actions related material transactions involving Company assets or change in share structure, which can be extended to 120 days under certain circumstances (extended to 120 days as a result of the AngloGold Offer). The Company continues to be in a period of exclusivity with AngloGold North America as of the date hereof.

On May 11, 2021, the Company has drawn $6,048,000 (USD 5,000,000) from the Loan. The amount available to the Company under the Loan as at May 31, 2021 was USD 15,000,000. The Company has estimated the fair value of the Loan to be $5,733,984 at an effective interest rate of 8.10% which was recorded in note payable. As a result, the recorded note payable is lower than its face value, the difference of $314,016 was recorded to contributed surplus.

During the year ended May 31, 2021, the Company recognized accretion by recording $19,487 in interest expense. As at May 31, 2021, the note payable amounted to $5,742,007 (USD 4,756,467) ( May 31, 2020 - $nil (USD nil).

A summary of the note payable activity is as follows:

Balance, May 31, 2019 and 2020	$-

Proceeds from Loan (USD 5,000,000)	6,048,000
Allocated to contributed surplus	(314,016)
Accretion expense	19,487
Foreign exchange	(11,464)

Balance, May 31, 2021	$5,742,007

On June 28, 2021, the Company had further drawn USD 5,000,000 from the Loan. The amount available to the Company under the Loan was reduced to USD 10,000,000.

6.	SHARE CAPITAL

Authorized

Unlimited Common Shares without par value.

Share issuances

During the year ended May 31, 2021:

(a)	An aggregate of 2,846,500 Common Shares were issued on exercise of 2,846,500 stock options for gross proceeds of $2,356,840.

(b)	On October 29, 2020, the Company issued 25,000 Common Shares in connection with the lease on the Mayflower property (note 4(a)(ii)(1)), with a fair value of $75,750.

(c)

The Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright dated January 29, 2021, pursuant to which the Company may offer and sell at its discretion only through the Nasdaq Capital Market, its Common Shares at market prices up to an aggregate gross sales value of US$12.6 million in an at-the-market offering over a period up to 12 months. The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Common Shares under the ATM Agreement. From January 29, 2021 to the date hereof, an aggregate of 119,125 Common Shares were sold under the ATM Agreement for gross proceeds of $340,762 at a weighted average price of $2.86, and from the gross proceeds a commission of $10,223 was paid to H.C. Wainwright.

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

The Company has adopted an incentive stock option plan, first adopted in 2010 and then amended in 2013 (the “Amended 2010 Plan”). The essential elements of the Amended 2010 Plan provide that the aggregate number of Common Shares of the Company’s share capital that may be made issuable pursuant to options granted under the Amended 2010 Plan (together with any other shares which may be issued under other share compensation plans of the Company) may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the Amended 2010 Plan will have a maximum term of ten years. The exercise price of options granted under the Amended 2010 Plan will not be less than the greater of the market price of the Common Shares (as defined by TSX, currently defined as the 5 day volume weighted average price for the 5 trading days immediately preceding the date of grant) or the closing market price of the Common Shares for the trading day immediately preceding the date of grant), or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Amended 2010 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the status of the stock option plan as of May 31, 2021, and 2020, and changes during the years are presented below:

	2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the year	12,345,000	$1.54	10,000,000	$1.40
Granted	2,590,000	3.05	2,345,000	2.13
Exercised	(2,846,500)	(0.83)	-	-

Balance, end of the year	12,088,500	$2.03	12,345,000	$1.54

The weighted average share price at the date of exercise for the exercised options during the year ended May 31, 2021 was $3.13 (2020 – no exercises).

The weighted average remaining contractual life of options outstanding at May 31, 2021 was 2.77 years (2020 – 2.68 years).

Stock options outstanding are as follows:

	2021			2020
Expiry Date	Exercise Price	Number of Options	Exercisable at Year- End	Exercise Price	Number of Options	Exercisable at Year- End

September 8, 2019*	$1.40	-	-	$1.40	635,000	635,000
September 9, 2020	$0.46	-	-	$0.46	620,000	620,000
November 13, 2020	$0.49	-	-	$0.49	1,000,000	1,000,000
September 15, 2021	$0.91	925,000	925,000	$0.91	1,085,000	1,085,000
July 31, 2022	$0.77	1,575,000	1,575,000	$0.77	1,840,000	1,225,440
October 11, 2022	$2.00	20,000	20,000	$2.00	20,000	13,322
November 19, 2023	$2.06	4,253,500	2,777,220	$2.06	4,420,000	1,471,860
April 9, 2024	$2.04	400,000	266,400	$2.04	400,000	133,200
June 13, 2024	$2.18	1,115,000	371,295	$2.18	1,115,000	-
February 3, 2025	$2.09	1,210,000	402,930	$2.09	1,210,000	-
January 15, 2026	$3.05	2,590,000	-	$-	-	-

		12,088,500	6,337,845		12,345,000	6,183,822

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the years. The fair value of options granted was $4,083,771 (2020 - $2,974,411), determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

For the year ended May 31,	2021	2020

Risk-free interest rate	0.42%	1.32%
Expected life of options (years)	5.00	4.98
Annualized volatility	67.23%	72.09%
Dividend yield	0%	0%
Exercise price	$3.05	$2.13

Fair value per share	$1.58	$1.27

Annualized volatility was determined by reference to historic volatility of the Company.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the year ended May 31,	2021	2020

Consulting fees	$1,891,036	$1,591,400
Exploration expenditures – Geological/geophysical	372,617	294,760
Investor relations	538,168	470,910
Professional fees	34,377	26,259
Wages and benefits	1,142,482	1,006,308

	$3,978,680	$3,389,637

7.	RELATED PARTY TRANSACTIONS

Key management compensation

For the year ended May 31,	2021	2020

Consulting fees to CFO	$170,000	$130,000
Wages and benefits to CEO and COO	946,928	1,035,157
Geological consulting fees to a company owned by a director in common	128,959	35,728
Directors fees (included in consulting fees)	174,835	168,797
Stock-based compensation to related parties	2,654,746	2,362,008

	$4,075,468	$3,731,690

As at May 31, 2021, included in accounts payable and accrued liabilities was $30,025 (2020 – $1,274) in expenses owing to companies related to officers and officers of the Company.

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

AngloGold

As of May 31, 2021, AngloGold, through AngloGold (USA) Exploration owned 24,774,949 Common Shares representing approximately 19.5% of the total issued and outstanding Common Shares.

On May 4, 2021, the Company entered into a Loan with AngloGold North America (note 5). As at May 31, 2021, the note payable to AngloGold North America amounted to $5,742,007 (USD 4,756,467) ( May 31, 2020 -$nil (USD nil)).

8.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

May 31, 2021
Capitalized acquisition costs	$-	$5,268,783	$5,268,783
Property and equipment	$3,842	$69,615	$73,457
Right-of-use assets	$46,149	$42,847	$88,996

May 31, 2020
Capitalized acquisition costs	$-	$5,831,924	$5,831,924
Property and equipment	$5,488	$33,142	$38,630
Right-of-use assets	$-	$48,978	$48,978

For the year ended May 31,	2021	2020

Net loss for the year – Canada	$(6,992,977)	$(5,125,081)
Net loss for the year – United States	(16,127,500)	(11,081,571)

Net loss for the year	$(23,120,477)	$(16,206,652)

9.	SUBSIDIARIES

Significant subsidiaries for the years ended May 31, 2021 and 2020 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2021	The Company’s effective interest for 2020

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

10.	SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended May 31,	2021	2020

Supplemental cash flow information
Interest paid (received)	$(70,388)	$(271,619)
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$75,750	$48,750
Reclassification of contributed surplus on exercise of stock options	$1,380,206	$-
Contributed surplus on issuance of note payable	$314,016	$-

11.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended May 31:

	2021	2020

Loss before income taxes	$(23,120,477)	$(16,206,652)
Statutory Canadian corporate tax rate	27.00%	27.00%

Income tax recovery at statutory rates	$(6,242,529)	$(4,375,796)
Stock-based compensation	1,074,244	915,202
Effect of tax rate change	-	10,650,087
Difference in tax rates in other jurisdictions	904,938	675,258
Tax benefits not realized	4,263,347	(7,864,751)

Income tax recovery	$-	$-

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2021	2020

Deferred income tax assets (liabilities)
Mineral properties	$15,318,000	$15,701,000
Property and equipment	9,000	12,000
Share issuance costs	377,000	453,000
Non-capital losses available for future periods	10,312,000	8,313,000

	26,016,000	24,479,000
Valuation allowance	(26,016,000)	(24,479,000)

Net deferred tax assets	$-	$-

At May 31, 2021, the Company has available non-capital tax losses for Canadian income tax purposes of approximately $19,202,000 and net operating loss for US tax purposes of approximately $24,418,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2029	$-	$1,154,000
2030	-	2,000
2031	379,000	170,000
2032	1,089,000	1,470,000
2033	1,443,000	1,939,000
2034	1,733,000	3,776,000
2035	1,806,000	1,755,000
2036	1,354,000	1,542,000
2037	1,624,000	1,197,000
2038	1,943,000	1,373,000
2039	2,206,000	1,442,000
2040	2,143,000	7,217,000
2041	3,482,000	1,381,000

	$19,202,000	$24,418,000

In addition, the Company has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $77,405,000 and in Canada of approximately $333,000, which may be deductible for tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

12.	SUBSEQUENT EVENT

On July 13, 2021, the Company announced that it has received an unsolicited, non-binding proposal from AngloGold for the acquisition of the outstanding Common Shares of the Company. The principal terms of the proposal include AngloGold Holdings, a subsidiary of AngloGold, acquiring all issued and outstanding Common Shares for consideration of CAD $4.00 per share payable in cash.  Management and the Board of Directors are reviewing the proposal at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of May 31, 2021, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of May 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2021 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2021. We reviewed the results of management’s assessment with our Finance and Audit Committee.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm because as a non-accelerated filer we are exempt from Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended.

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

Date: August 9, 2021

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

By: /s/ Jeffrey Pontius Jeffrey Pontius Chief Executive Officer (Principal Executive Officer) Date: August 9, 2021	By: /s/ Steve Aaker Steve Aaker Director Date: August 9, 2021
By: /s/ Peggy Wu Peggy Wu (Principal Financial Officer and Principal Accounting Officer) Date: August 9, 2021	By: /s/ Edward Yarrow Edward Yarrow Director Date: August 9, 2021
By: /s/ Anton J. Drescher Anton J. Drescher Director Date: August 9, 2021	By: /s/ Ronald Largent Ronald Largent Director Date: August 9, 2021

By: /s/ Rowland Perkins Rowland Perkins Director Date: August 9, 2021

EXHIBIT INDEX

Exhibit Number	Description
2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

4.1	Description of Common Shares

10.1*	2010 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.2*	Employment agreement made as of June 1, 2011 between Corvus Nevada and Jeffrey Pontius, incorporated by reference to Exhibit 10.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.3*	Employment agreement made as of October 26, 2011 between Corvus Nevada and Carl Brechtel, incorporated by reference to Exhibit 10.4 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.4*

Amendment to Consulting Agreement dated October 12, 2017, incorporated by reference to Exhibit 10.1 to the Company’s 10Q filing as filed with the SEC on January 11, 2018, on Form 8-K as filed with the SEC on December 8, 2017, and on Form 8-K as filed with the SEC on July 29, 2020

10.5*	Consulting Agreement dated June 1, 2011, incorporated by reference to Exhibit 10.2 to the Company’s 10Q filing as filed with the SEC on January 11, 2018

10.6*

Amendment to Consulting Agreement, dated September 1, 2020, approved July 27, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 29, 2020

10.7*	Amendment to Employment Agreement dated January 1, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filing as filed with the SEC on April 7, 2021

10.8*	Amendment to Change of Control Agreement dated January 1, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filing as filed with the SEC on April 7, 2021

10.9*	ATM Agreement dated January 29, 2021, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 1, 2021

10.10*	Unsecured Loan and Guaranty Agreement dated May 4, 2021, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2021

10.11*

Acknowledgement Agreement dated July 28, 2021, approved July 28, 2021, to Amendment to Consulting Agreement dated September 1, 2020, approved July 27, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 2, 2021

10.12*

Amended Schedule “B” dated July 28, 2021 to Consulting Agreement dated June 1, 2011, as amended July 27, 2020 and July 28, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 2, 2021

21.1	List of Subsidiaries

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott Wilson

23.4	Consent of Crowe MacKay LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	Inline XBRL Instance Document
101.SCH*(1)	Inline XBRL Taxonomy Extension – Schema
101.CAL*(1)	Inline XBRL Taxonomy Extension – Calculations
101.DEF*(1)	Inline XBRL Taxonomy Extension – Definitions
101.LAB*(1)	Inline XBRL Taxonomy Extension – Labels
101.PRE*(1)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* - Management contract or compensatory plan.

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2021 and May 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years ended May 31, 2021 and 2020, (iii) the Consolidated Statements of Cash Flows for the Years Ended May 31, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity for the Years Ended May 31, 2021 and 2020, (v) the Notes to the Consolidated Financial Statements.