Form 10-Q
period 2021-08-31
Corvus Gold Inc.
filed 2021-10-06
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39437

CORVUS GOLD INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750-700 West Pender Street Vancouver, British Columbia, Canada	V6C 1G8
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code: (604) 638-3246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	KOR	Nasdaq Capital Market

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

As of October 6, 2021, the registrant had 127,003,470 Common Shares outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	August 31, 2021	May 31, 2021
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,227,145	$5,121,495
Accounts receivable	57,670	11,741
Prepaid expenses	359,139	499,747

Total current assets	5,643,954	5,632,983

Property and equipment	175,477	73,457
Right-of-use assets	75,052	88,996
Capitalized acquisition costs (note 3)	5,686,525	5,268,783

Total assets	$11,581,008	$11,064,219

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities (note 6)	$2,445,033	$1,835,240
Lease liabilities	72,296	67,287
Note payable (note 4)	12,109,072	5,742,007

Total current liabilities	14,626,401	7,644,534

Asset retirement obligations (note 3)	341,440	326,691
Lease liabilities	13,937	32,600

Total liabilities	14,981,778	8,003,825

Shareholders’ equity (deficit)
Share capital (note 5)	125,012,369	124,919,558
Contributed surplus (note 4)	19,312,157	17,769,880
Accumulated other comprehensive income - cumulative translation differences	849,061	826,016
Deficit accumulated during the exploration stage	(148,574,357)	(140,455,060)

Total shareholders’ equity (deficit)	(3,400,770)	3,060,394

Total liabilities and shareholders’ equity (deficit)	$11,581,008	$11,064,219

Nature and continuance of operations (note 1)

Approved on behalf of the Directors:

“Jeffrey Pontius”	Director

“Anton Drescher”	Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2021	2020

Operating expenses
Administration	$-	$106
Consulting fees (notes 5 and 6)	812,162	502,964
Depreciation	17,501	14,281
Exploration expenditures (notes 3 and 5)	4,426,263	4,433,234
Insurance	168,519	62,559
Investor relations (notes 5 and 6)	458,449	316,426
Office and miscellaneous	28,569	37,933
Professional fees (note 5)	302,344	158,185
Regulatory	82,460	154,312
Rent	1,130	7,403
Travel	85,530	15,476
Wages and benefits (notes 5 and 6)	1,553,967	506,453

Total operating expenses	(7,936,894)	(6,209,332)

Other income (expenses)
Interest income	1,383	41,699
Interest expense (note 4)	(182,190)	(2,795)
Foreign exchange loss	(1,596)	(340,176)

Total other expenses	(182,403)	(301,272)

Net loss for the period	(8,119,297)	(6,510,604)

Other comprehensive loss
Exchange difference on translating foreign operations	23,045	(358,482)

Comprehensive loss for the period	$(8,096,252)	$(6,869,086)

Basic and diluted net loss per share	$(0.06)	$(0.05)

Weighted average number of shares outstanding	126,980,916	123,987,845

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31,

	2021	2020

Operating activities
Net loss for the period	$(8,119,297)	$(6,510,604)
Add items not affecting cash:
Depreciation	17,501	14,281
Stock-based compensation (note 5)	1,171,147	917,040
Interest expense (note 4)	182,190	2,795
Foreign exchange loss	1,596	340,176
Changes in non-cash items:
Accounts receivable	(45,929)	36,325
Prepaid expenses	140,608	(118,520)
Accounts payable and accrued liabilities	609,793	32,992

Cash used in operating activities	(6,042,391)	(5,285,515)

Financing activities
Share issuance costs	(6,589)	-
Lease liabilities payments	(19,228)	(13,677)
Note payable (note 4)	6,167,500	-

Cash provided by (used in) financing activities	6,141,683	(13,677)

Investing activities
Expenditures on property and equipment	(99,176)	-
Capitalized acquisition costs	(80,589)	-

Cash used in investing activities	(179,765)	-

Effect of foreign exchange on cash	186,123	(402,149)

Increase (decrease) in cash and cash equivalents	105,650	(5,701,341)

Cash and cash equivalents, beginning of the period	5,121,495	14,913,158

Cash and cash equivalents, end of the period	$5,227,145	$9,211,817

Supplemental cash flow information (note 9)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

(Expressed in Canadian dollars)

THREE MONTHS ENDED AUGUST 31, 2021

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2020	123,987,845	$120,960,869	$14,857,390	$1,578,326	$(117,334,583)	$20,062,002

Net loss for the period	-	-	-	-	(6,510,604)	(6,510,604)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(358,482)	-	(358,482)
Stock-based compensation	-	-	917,040	-	-	917,040

Balance, August 31, 2020	123,987,845	$120,960,869	$15,774,430	$1,219,844	$(123,845,187)	$14,109,956

Net loss for the period	-	-	-	-	(16,609,873)	(16,609,873)
Shares issued
At-the-market offering	119,125	340,762	-	-	-	340,762
Exercise of stock options	2,846,500	2,356,840	-	-	-	2,356,840
Share issued for capitalized acquisition costs	25,000	75,750	-	-	-	75,750
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(393,828)	-	(393,828)
Share issuance costs	-	(194,869)	-	-	-	(194,869)
Reclassification of contributed surplus on exercise of stock options	-	1,380,206	(1,380,206)	-	-	-
Contributed surplus on note payable (note 4)	-	-	314,016	-	-	314,016
Stock-based compensation	-	-	3,061,640	-	-	3,061,640

Balance, May 31, 2021	126,978,470	$124,919,558	$17,769,880	$826,016	$(140,455,060)	$3,060,394

Net loss for the period	-	-	-	-	(8,119,297)	(8,119,297)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	23,045	-	23,045
Share issued for capitalized acquisition costs	25,000	99,400	-	-	-	99,400
Share issuance costs	-	(6,589)	-	-	-	(6,589)
Contributed surplus on note payable (note 4)	-	-	371,130	-	-	371,130
Stock-based compensation	-	-	1,171,147	-	-	1,171,147

Balance, August 31, 2021	127,003,470	$125,012,369	$19,312,157	$849,061	$(148,574,357)	$(3,400,770)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At August 31, 2021, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at August 31, 2021, the Company had working capital deficit of $8,982,447 compared to working capital deficit of $2,011,551 as at May 31, 2021.  The Company entered into a loan agreement with AngloGold Ashanti North America Inc. (“AngloGold North America”) to fund up to USD 20,000,000 towards the ongoing permitting and pre-development work at the Company’s properties (note 4).  As at August 31, 2021, the Company has drawn $12,215,500 (USD 10,000,000) from the loan agreement.  On September 13, 2021, the Company announced that the Company and AngloGold Ashanti Limited (“AngloGold Ashanti”) have entered into a definitive arrangement agreement pursuant to which AngloGold Ashanti has agreed to acquire the remaining 80.5% of common shares of the Company (“Common Shares”) not already owned by AngloGold Ashanti at a price of $4.10 per Common Share (the “Consideration”) in cash (note 10) (the “Transaction”). As part of the Transaction, each option to purchase a Common Share (a “Corvus Option”) that is outstanding immediately prior to the effective time of the arrangement, not withstanding the terms of such Corvus Option, that is vested or unvested, will be deemed to be unconditionally vested and exercisable, and will be immediately cancelled in exchange for a cash payment from the Company equal to the amount by which the Consideration exceeds the exercise price of each such Corvus Option, subject to withholding taxes where applicable. The Transaction will be subject to the approval of: (a) 66 2/3% of the votes cast by (i) the holders of Common Shares, including votes attached to Common Shares held by AngloGold Ashanti, present in person or represented by proxy at the special meeting relating to the Transaction; and (ii) the Shareholders and the holders of options, voting together as a single class, present in person or represented by proxy at the special meeting relating to the Transaction; and (b) a simple majority of the votes cast by the Shareholders present in person or represented by proxy at the special meeting relating to the Transaction, excluding votes attached to Common Shares held by AngloGold Ashanti and its affiliates and any other person as required to be excluded under section 8.1(2) of Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions. In addition to securityholder approval, the Transaction is subject to the receipt of court approval and other customary closing conditions for transactions of this nature. Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for at least 12 months from the date the condensed interim consolidated financial statements are issued.

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

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2021 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at August 31, 2021 and the results of its operations for the three months then ended. Operating results for the three months ended August 31, 2021 are not necessarily indicative of the results that may be expected for the year ending May 31, 2022. The 2021 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of Common Shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase Common Shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended August 31, 2021, 12,005,000 outstanding stock options (2020 – 12,345,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

3.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 3(a))	(note 3(b))

Balance, May 31, 2021	$4,503,297	$765,486	$5,268,783
Acquisition costs
Cash payments (note 3(a)(ii)(1))	80,589	-	80,589
Shares issued (notes 3(a)(ii)(1) and 5)	99,400	-	99,400
Currency translation adjustments	203,195	34,558	237,753

Balance, August 31, 2021	$4,886,481	$800,044	$5,686,525

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2021:

	North Bullfrog	Mother Lode	Total
	(note 3(a))	(note 3(b))

Exploration costs:
Assay	$64,235	$164,896	$229,131
Drilling	1,230,974	519,491	1,750,465
Equipment rental	39,121	33,774	72,895
Field costs	80,600	9,035	89,635
Geological/ Geophysical	256,767	213,992	470,759
Land maintenance & tenure	278,325	112,501	390,826
Permits	650,544	157,836	808,380
Studies	327,917	344,712	672,629
Travel	23,591	14,655	38,246

	2,952,074	1,570,892	4,522,966
Cost recovery	-	(96,703)	(96,703)

Total expenditures (recovery) for the period	$2,952,074	$1,474,189	$4,426,263

The following table presents costs incurred for exploration and evaluation activities for the three months ended August 31, 2020:

	North Bullfrog	Mother Lode	Total
	(note 3(a))	(note 3(b))

Exploration costs:
Assay	$127,998	$263,504	$391,502
Drilling	236,471	1,887,281	2,123,752
Equipment rental	17,398	61,909	79,307
Field costs	6,887	307,336	314,223
Geological/ Geophysical	172,275	450,368	622,643
Land maintenance & tenure	275,839	124,103	399,942
Permits	9,403	13,947	23,350
Studies	343,844	109,469	453,313
Travel	5,179	35,361	40,540

	1,195,294	3,253,278	4,448,572
Cost recovery	-	(15,338)	(15,338)

Total expenditures (recovery) for the period	$1,195,294	$3,237,940	$4,433,234

(a)	North Bullfrog Project, Nevada

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

●	Lease Payments: Corvus Nevada will pay USD 10,000 and deliver 50,000 common shares of ITH annually (subject to the anti-dilution noted below).

●

Anti-Dilution:  Pursuant to an amended agreement agreed to by the lessors in March 2015, the Company, all future payments will be satisfied by the delivery of an additional ½ Common Shares of the Company for each of the ITH common shares due per the original agreement (25,000 Common Shares of the Company) annually. Pursuant to the amendment to the lease entered into on September 12, 2021, dated effective August 12, 2021, upon an acquisition transaction of Corvus, the share payment of 25,000 Common Shares of the Company and the share payment of 50,000 common shares of ITH is automatically converted into a cash payment equal to the share value equivalent using the price per share in the acquisition transaction for the shares of the Company and a price per share equal to the 10-day volume weighted average price of the ITH common shares calculated as of the end of the last trading day immediately preceding the payment due date. If an acquisition transaction of ITH occurs, the share payment of 50,000 common shares of ITH is automatically converted into a cash payment equal to the share value equivalent using the price per share in the acquisition transaction for the shares of ITH.

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $341,440 (USD 270,000) ( May 31, 2021 - $326,691 (USD 270,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

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
●

AngloGold North America is granted an exclusivity period of 90 days from May 4, 2021 where Corvus will abstain from all discussions or actions related material transactions involving Company assets or change in share structure, which can be extended to 120 days under certain circumstances. On July 13, 2021, the exclusivity was extended in accordance with the terms of the Loan Agreement.

On May 11, 2021, the Company drew $6,048,000 (USD 5,000,000) from the Loan. On June 28, 2021, the Company further drew $6,167,500 (USD 5,000,000) from the Loan. The amount available to the Company under the Loan as at August 31, 2021 was USD 10,000,000. The Company has estimated the fair value of the Loan to be $11,530,354 at an effective interest rate of 8.10% which was recorded in note payable. As a result, the recorded note payable is lower than its face value, the difference of $685,146 was recorded to contributed surplus.

During the period ended August 31, 2021, the Company recognized accretion by recording $178,754 (2020 - $nil) in interest expense. As at August 31, 2021, the note payable amounted to $12,109,072 (USD 9,597,426) ( May 31, 2021 - $5,742,007 (USD 4,756,467).

A summary of the note payable activity is as follows:

Balance, May 31, 2021	$5,742,007

Proceeds from Loan (USD 5,000,000)	6,167,500
Allocated to contributed surplus	(371,130)
Accretion expense	178,754
Foreign exchange	391,941

Balance, August 31, 2021	$12,109,072

On September 15, 2021, the Company had further drawn USD 5,000,000 from the Loan. The amount available to the Company under the Loan was reduced to USD 5,000,000.

5.	SHARE CAPITAL

Authorized

Unlimited Common Shares without par value.

Share issuances

During the period ended August 31, 2021:

On August 23, 2021, the Company issued 25,000 Common Shares in connection with the lease on the Mayflower property (note 3(a)(ii)(1)), with a fair value of $99,400.

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

A summary of the status of the stock option plan as of August 31, 2021, and May 31, 2021, and changes during the periods are presented below:

	Three months ended August 31, 2021		Year ended May 31, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	12,088,500	$2.03	12,345,000	$1.54
Granted	-	-	2,590,000	3.05
Exercised	-	-	(2,846,500)	(0.83)
Expired	(83,500)	(2.06)	-	-

Balance, end of the period	12,005,000	$2.03	12,088,500	$2.03

The weighted average remaining contractual life of options outstanding at August 31, 2021 was 2.52 years ( May 31, 2021 – 2.77 years).

Stock options outstanding are as follows:

	August 31, 2021			May 31, 2021
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Period- End

September 15, 2021*	$0.91	925,000	925,000	$0.91	925,000	925,000
July 31, 2022	$0.77	1,575,000	1,575,000	$0.77	1,575,000	1,575,000
October 11, 2022	$2.00	20,000	20,000	$2.00	20,000	20,000
November 19, 2023	$2.06	4,170,000	2,777,220	$2.06	4,253,500	2,777,220
April 9, 2024	$2.04	400,000	266,400	$2.04	400,000	266,400
June 13, 2024	$2.18	1,115,000	742,590	$2.18	1,115,000	371,295
February 3, 2025	$2.09	1,210,000	402,930	$2.09	1,210,000	402,930
January 15, 2026	$3.05	2,590,000	-	$3.05	2,590,000	-

		12,005,000	6,709,140		12,088,500	6,337,845

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. There were no stock options granted during the period ended August 31, 2021 and 2020.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the three months ended August 31,	2021	2020

Consulting fees	$542,985	$432,741
Exploration expenditures – Geological/geophysical	117,767	82,340
Investor relations	153,211	131,133
Professional fees	11,049	7,506
Wages and benefits	346,135	263,320

	$1,171,147	$917,040

6.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the three months ended August 31,	2021	2020

Consulting fees to CFO	$162,500	$22,500
Wages and benefits to CEO and COO	715,138	184,575
Geological consulting fees, wages and benefits to a company owned by a director in common	296,729	6,504
Directors fees (included in consulting fees)	61,677	38,723
Stock-based compensation to related parties	763,790	634,877

	$1,999,834	$887,179

As at August 31, 2021, included in accounts payable and accrued liabilities was $954,595 ( May 31, 2021 – $30,025) in expenses owing to companies related to officers, directors and officers of the Company.

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

AngloGold Ashanti

As of August 31, 2021, AngloGold Ashanti, through AngloGold Ashanti (USA) Exploration Inc. (“AngloGold (USA) Exploration”) owned 24,774,949 Common Shares representing approximately 19.5% of the total issued and outstanding Common Shares.

On May 4, 2021, the Company entered into a Loan with AngloGold North America (note 4). As at August 31, 2021, the note payable to AngloGold North America amounted to $12,109,072 (USD 9,597,426) ( May 31, 2021 $5,742,007 (USD 4,756,467)).

As at August 31, 2021, included in accounts receivable was $36,589 ( May 31, 2021 – $nil) in expense recoveries from AngloGold North America.

On September 13, 2021, the Company announced that the Company and AngloGold Ashanti have entered into a definitive arrangement agreement in connection with the Transaction. The Transaction will be subject to the approval of: (a) 66 2/3% of the votes cast by (i) the holders of Common Shares, including votes attached to Common Shares held by AngloGold Ashanti, present in person or represented by proxy at the special meeting relating to the Transaction; and (ii) the Shareholders and the holders of options, voting together as a single class, present in person or represented by proxy at the special meeting relating to the Transaction; and (b) a simple majority of the votes cast by the Shareholders present in person or represented by proxy at the special meeting relating to the Transaction, excluding votes attached to Common Shares held by AngloGold Ashanti and its affiliates and any other person as required to be excluded under section 8.1(2) of Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions.  In addition to securityholder approval, the Transaction is subject to the receipt of court approval and other customary closing conditions for transactions of this nature.

7.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

August 31, 2021
Capitalized acquisition costs	$-	$5,686,525	$5,686,525
Property and equipment	$3,554	$171,923	$175,477
Right-of-use assets	$39,227	$35,825	$75,052

May 31, 2021
Capitalized acquisition costs	$-	$5,268,783	$5,268,783
Property and equipment	$3,842	$69,615	$73,457
Right-of-use assets	$46,149	$42,847	$88,996

For the three months ended August 31,	2021	2020

Net loss for the period – Canada	$(2,340,159)	$(1,835,334)
Net loss for the period – United States	(5,779,138)	(4,675,270)

Net loss for the period	$(8,119,297)	$(6,510,604)

8.	SUBSIDIARIES

Significant subsidiaries for the periods ended August 31, 2021 and 2020 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2021	The Company’s effective interest for 2020

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

9.	SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended August 31,	2021	2020

Supplemental cash flow information
Interest paid (received)	$(1,383)	$(41,699)
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$99,400	$-
Contributed surplus on issuance of note payable	$371,130	$-

10.	SUBSEQUENT EVENT

On September 13, 2021, the Company announced that the Company and AngloGold Ashanti entered into a definitive arrangement agreement in connection with the Transaction. The Transaction will be subject to the approval of: (a) 66 2/3% of the votes cast by (i) the holders of Common Shares, including votes attached to Common Shares held by AngloGold Ashanti, present in person or represented by proxy at the special meeting relating to the Transaction; and (ii) the Shareholders and the holders of options, voting together as a single class, present in person or represented by proxy at the special meeting relating to the Transaction; and (b) a simple majority of the votes cast by the Shareholders present in person or represented by proxy at the special meeting relating to the Transaction, excluding votes attached to Common Shares held by AngloGold Ashanti and its affiliates and any other person as required to be excluded under section 8.1(2) of Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions.  In addition to securityholder approval, the Transaction is subject to the receipt of court approval and other customary closing conditions for transactions of this nature.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the three months ended August 31, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

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

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC. These amendments became effective February 25, 2019 (the “SEC Modernization Rules”) and, following a two-year transition period, the SEC Modernization Rules will replace the historical property disclosure requirements for mining registrants that are included in SEC Industry Guide 7. The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its annual report for the fiscal year ending May 31, 2022. Under the SEC Modernization Rules, the definitions of “Proven Mineral Reserves” and “Probable Mineral Reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “Measured Mineral Resources”, “Indicated Mineral Resources” and “Inferred Mineral Resources” which are also substantially similar to the corresponding CIM Definition Standards; however there are differences in the definitions under the SEC Modernization Rules and the CIM Definition Standards and therefore once the Company begins reporting under the SEC Modernization Rules there is no assurance that the Company’s Mineral Reserve and Mineral Resource estimates will be the same as those reported under CIM Definition Standards as contained in this report.

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

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

●	risks related to the evolving novel coronavirus (“COVID-19”) pandemic and health crisis and the governmental and regulatory actions taken in response thereto;
●	our requirement of significant additional capital and our ability to raise such additional capital on favourable terms;
●	our limited operating history;
●	our history of losses;
●	cost increases for our exploration and, if warranted, development projects;
●	our properties being in the exploration stage;
●	mineral exploration and production activities;
●	our lack of mineral production from our properties;
●	estimates of Mineral Resources;
●	changes in Mineral Resource estimates;
●	differences in United States and Canadian Mineral Reserve and Mineral Resource reporting;
●	our exploration activities being unsuccessful;
●	fluctuations in gold, silver and other metal prices;
●	our ability to obtain permits and licenses for production;
●	government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	proposed legislation that may significantly affect the mining industry;
●	land reclamation requirements;
●	competition in the mining industry;
●	equipment and supply shortages;
●	tax issues;
●	current and future joint ventures and partnerships;
●	our ability to attract qualified management;
●	the ability to enforce judgment against certain of our directors;
●	currency fluctuations;
●	claims on the title to our properties;
●	surface access on our properties;
●	potential future litigation;
●	our lack of insurance covering all our operations;
●	our status as a “passive foreign investment company” under US federal tax code;
●	the common shares of the Company (the “Common Shares”);
●	the arrangement transaction with AngloGold Ashanti Limited; and
●	events such as war, terrorism, natural disaster or outbreaks of disease (including COVID-19).

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, as filed with the SEC on August 9, 2021, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

Highlights of activities during the period and to the date of this MD&A include:

AngloGold Ashanti Transaction

On September 13, 2021, the Company announced that the Company and AngloGold Ashanti Limited (“AngloGold Ashanti”) entered into a definitive arrangement agreement pursuant to which AngloGold Ashanti has agreed to acquire the remaining 80.5% of Common Shares not already owned by AngloGold Ashanti at a price of $4.10 per Common Share in cash (the “Transaction”).

The Transaction will be subject to the approval of: (a) 66 2/3% of the votes cast by (i) the holders of Common Shares, including votes attached to Common Shares held by AngloGold Ashanti, present in person or represented by proxy at the special meeting relating to the Transaction; and (ii) the Shareholders and the holders of options, voting together as a single class, present in person or represented by proxy at the special meeting relating to the Transaction; and (b) a simple majority of the votes cast by the Shareholders present in person or represented by proxy at the special meeting relating to the Transaction, excluding votes attached to Common Shares held by AngloGold Ashanti and its affiliates and any other person as required to be excluded under section 8.1(2) of Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions.  In addition to securityholder approval, the Transaction is subject to the receipt of court approval and other customary closing conditions for transactions of this nature.

NBP and MLP Project Exploration

●	Drilling during the period was performed at Mother Lode and at the Lynnda Strip. A total of eight RC drill holes were completed during the period totaling 2,800 metres.
●	Corvus NBP project continued to conduct baseline studies and prepare permit applications.
●	Water quality sampling continues at the North Bullfrog project in support of ongoing mine permitting work.
●	NBP hydrogeologic testing continues in support of ongoing mine permitting.

Nevada Properties

NBP and MLP

Our principal mineral properties are the NBP and the MLP, which form two separate gold exploration projects (the “NBP” and the “MLP”) located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills and Bare Mountains to the east, north and west of the town of Beatty. Neither, the NBP nor the MLP have any known proven or probable reserves under SEC Industry Guide 7 or NI 43-101, and the projects are exploratory in nature. The Technical Reports are available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov, and describe the two properties as separate mining operations. The Technical Reports are referred to herein for informational purposes only and are not incorporated herein by reference. The Technical Reports contain disclosure regarding Mineral Resources at both projects that are not SEC Industry Guide 7 compliant proven or probable reserves. See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The following disclosure is derived, in part, and supported by the Technical Reports and includes updates on the properties subsequent to the date of the Technical Reports.

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

Lynnda Strip Drilling Activities

Drilling at the Lynnda Strip project during the quarter has focused on completing the resource expansion program targeting the east-west extension of the mineralized zone. (Figure 2). Results from this area continue to outline a large, relatively high-grade, oxide deposit that now extends over 800 metres in width and remains open.

Figure 2 – Map showing location of Lynnda Strip drilling completed this quarter

Mother Lode Project Development

Corvus is progressing with its exploration permit expansion for the greater Mother Lode and Lynnda Strip projects.

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

Results of Operations

Three months ended August 31, 2021 Compared to Three months ended August 31, 2020

For the three months ended August 31, 2021, the Company had a net loss of $8,119,297 compared to a net loss of $6,510,604 in the comparative period of the prior year. Included in net loss was $1,171,147 (2020 - $917,040) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on November 19, 2018, April 9, 2019, June 13, 2019, February 3, 2020 and January 15, 2021 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the comparative period of the prior year. The increase in loss of $1,608,693 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was due to the increase in wages and benefits of $1,553,967 (2020 - $506,453) which was mainly due to an increase in 2021 bonuses accrued of $1,029,161 compared to $nil in the comparative period of the prior year. The 2020 bonuses were recorded in the second quarter of the prior year. There was an increase in stock-based compensation charges of $346,135 during the current period compared to $263,320 in the comparative period of the prior year.

Consulting fees increased to $812,162 (2020 - $502,964) mainly due to an increase in stock-based compensation charges of $542,985 during the current period compared to $432,741 in the comparative period of the prior year. There was an increase of in consulting fees paid to the CFO as a result of amendment to her consulting agreement. Consulting fees further increased due to additional fees paid to the CFO and Corporate Secretary whereas similar fees were paid in the second quarter of the prior year. The Board of Directors approved the accrual of the fees to the Special Committee members effective June 1, 2021, which amounted to $24,375 in the current period, compared to $nil in the prior period of the prior year.

Insurance expenses increased to $168,519 (2020 - $62,559) mainly due to an increase in D&O liability insurance premium due to the Company’s listing on the Nasdaq Capital Market in August 2020.

Investor relations expenses increased to $458,449 (2020 - $316,426) mainly due to an increase in stock-based compensation charges of $153,211 during the current period compared to $131,133 in the comparative period of the prior year, and an increase in investor relations fee for consultants in the current period whereas similar fees were paid in the second quarter of the prior year. This was offset by a decrease in the investor relations related travel expenses mainly due to the global pandemic which has continued to limit in-person investor relations efforts.

Travel expenses increased to $85,530 (2020 - $15,476) mainly due to the Company’s management and Board of Directors attending the bell ringing ceremony for the Nasdaq Capital Market in August of 2021 compared to no travel in the comparative period of the prior year due to the Global Pandemic.

Professional fees increased to $302,344 (2020 - $158,185) mainly due to an increase in the legal fees due to increase in activities of the Company, an increase in stock-based compensation charges of $11,049 during the current period compared to $7,506 in the comparative period of the prior year offset by a decrease in audit fees as a result of under accrual of audit fees for 2020.  There was also an increase in professional fees of approximately $176,000 related to the Transaction.

Regulatory expenses decreased to $82,460 (2020 - $154,312) mainly due to the entry fee to the Nasdaq Capital Market in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $nil (2020 - $106), depreciation expenses of $17,501 (2020 - $14,281), exploration expenditures of $4,426,263 (2020 - $4,433,234), office expenses of $28,569 (2020 - $37,933) and rent expenses of $1,130 (2020 - $7,403).

Other items amounted to a loss of $182,403 compared to $301,272 in the prior period. There was a decrease in foreign exchange loss of $1,596 (2020 – $340,176), which was the result of factors outside of the Company’s control, a decrease in interest income of $1,383 (2020 - $41,699) as a result of less investment in cashable GIC’s during the current period, and an increase interest expenses of $182,190 (2020 - $2,795) as a result of accretion recognized on the AngloGold North America Loan.

Liquidity and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds. To date, the Company’s ongoing operations have been financed by the sale of its equity securities by way of public offerings, private placements, the exercise of incentive stock options and share purchase warrants, and most recently, the AngloGold North America Loan. The Company believes that it will be able to secure additional private placements and public financings in the future, although it cannot predict the size or pricing of any such financings. In addition, the Company can raise funds through the sale of interests in its mineral properties, although current market conditions have substantially reduced the number of potential buyers/acquirers of any such interest(s). This situation is unlikely to change until such time as the Company can develop a bankable feasibility study on one of its projects. When acquiring an interest in mineral properties through purchase or option, the Company will sometimes issue Common Shares to the vendor or optionee of the property as partial or full consideration for the property interest in order to conserve its cash.

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

The Company reported cash and cash equivalents of $5,227,145 as at August 31, 2021 compared to $5,121,495 as at May 31, 2021. The change in cash position was the net result of $6,042,392 used for operating activities, $19,228 used for lease liabilities payments, $80,589 used for capitalized acquisition costs, $6,589 used for share issuance costs, $99,176 used on property and equipment, and $6,167,500 (USD 5,000,000) received from the AngloGold North America Loan.

As at August 31, 2021, the Company had working capital deficit of $8,982,447 compared to working capital deficit of $2,011,551 as at May 31, 2021.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K as filed with the SEC on August 9, 2021, under “Certain United States Federal Income Tax Considerations”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of August 31, 2021 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of August 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended August 31, 2021 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

lITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 9, 2021.

If the arrangement with AngloGold Ashanti is not completed, our business may be adversely affected and our share price may decline.

If the arrangement agreement with AngloGold Ashanti is not approved by the Company’s securityholders or if the arrangement is not completed for any other reasons, we could experience the following adverse effects: (i) the potential loss of value to the Company’s securityholders, including the reduction of the trading price of our Common Shares; (ii) the potential negative impact on the operations and prospects of the Company, including the risk of loss of key personnel and certain key members of senior management; and (iii) the market’s perception of the Company’s prospects could be adversely affected. Under certain circumstances, if the arrangement is not completed, the Company would also be required to pay AngloGold Ashanti a termination fee of C$19,000,000.

During the pendency of the arrangement agreement with AngloGold Ashanti, we are subject to additional risks relating to our business.

The possible effects of the pendency or consummation of the transactions contemplated by the arrangement agreement include the effect of suits, actions or proceedings in respect of the arrangement agreement, the risk of any loss or change in the relationship of the Company and its subsidiaries with their respective employees, agents, and other business relationships, and any possible effect on the Company’s ability to attract and retain key employees, including that certain key members of our senior management might choose not to remain employed with the Company prior to the completion of the arrangement.

The arrangement with AngloGold Ashanti may distract management of the Company from their other responsibilities.

The arrangement could cause the Company’s management to focus its time and energies on matters related to the acquisition that otherwise would be directed to the Company’s business and operations. Any such distraction on the part of management, if significant, could affect the ability of the Company to develop its business and may adversely affect the Company’s financial condition and results from operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months period ended August 31, 2021 the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Arrangement Agreement and Plan of Arrangement with International Tower Hill Mines Ltd., incorporated by reference to Exhibit 2.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

2.2	Arrangement Agreement with 1323606 B.C. Unlimited Liability Company and AngloGold Ashanti Holdings plc, incorporated by reference to Exhibit 2.1 to the Company’s 8-K filed with the SEC on September 17, 2021

3.1	Notice of Articles, dated April 13, 2010, incorporated by reference to Exhibit 3.1 to the Company’s DRS filing as filed with the SEC on May 12, 2014

3.2	Articles, dated April 12, 2010, incorporated by reference to Exhibit 3.2 to the Company’s DRS filing as filed with the SEC on May 12, 2014

10.1

Acknowledgment Agreement dated July 28, 2021, approved July 28, 2021, to Amendment to Consulting Agreement dated September 1, 2020, approved July 27, 2020, incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the SEC on August 2, 2021.

10.2

Amended Schedule “B” dated July 28, 2021 to Consulting Agreement dated June 1, 2011, as amended July 27, 2020 and July 28, 2021, incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed with the SEC on August 2, 2021.

23.1	Consent of Carl Brechtel

23.2	Consent of Jeffrey Pontius

23.3	Consent of Scott Wilson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(1)	Inline XBRL Instance Document
101.SCH*(1)	Inline XBRL Taxonomy Extension – Schema
101.CAL*(1)	Inline XBRL Taxonomy Extension – Calculations
101.DEF*(1)	Inline XBRL Taxonomy Extension – Definitions
101.LAB*(1)	Inline XBRL Taxonomy Extension – Labels
101.PRE*(1)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* - Management contract or compensatory plan.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at August 31, 2021 and May 31, 2021, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended August 31, 2021 and 2020, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2021 and 2020, (iv) the Condensed Interim Consolidated Statements of Changes in Equity (Deficit) for the Three Months Ended August 31, 2021, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius

Jeffrey Pontius Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2021

By:	/s/ Peggy Wu

Peggy Wu Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 6, 2021