Form 10-Q
period 2021-11-30
Corvus Gold Inc.
filed 2022-01-14
CIK 1507964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39437

CORVUS GOLD INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750-700 West Pender Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 1G8 (Zip Code)

Registrant’s telephone number, including area code: (604) 638-3246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	KOR	Nasdaq Capital Market

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

As of January 14, 2022, the registrant had 127,003,470 Common Shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	November 30, 2021	May 31, 2021
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$6,547,311	$5,121,495
Accounts receivable	115,582	11,741
Prepaid expenses	93,161	499,747

Total current assets	6,756,054	5,632,983

Property and equipment	176,078	73,457
Right-of-use assets	59,545	88,996
Capitalized acquisition costs (note 4)	5,765,398	5,268,783

Total assets	$12,757,075	$11,064,219

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities (note 7)	$886,698	$1,835,240
Lease liabilities	64,025	67,287
Note payable (note 5)	18,706,453	5,742,007

Total current liabilities	19,657,176	7,644,534

Asset retirement obligations (note 4)	346,176	326,691
Lease liabilities	5,730	32,600

Total liabilities	20,009,082	8,003,825

Shareholders’ equity (deficit)
Share capital (note 6)	125,012,169	124,919,558
Contributed surplus (note 5)	20,694,371	17,769,880
Accumulated other comprehensive income - cumulative translation differences	748,186	826,016
Deficit accumulated during the exploration stage	(153,706,733)	(140,455,060)

Total shareholders’ equity (deficit)	(7,252,007)	3,060,394

Total liabilities and shareholders’ equity (deficit)	$12,757,075	$11,064,219

Nature and continuance of operations (note 2)

Subsequent events (notes 1, 7, and 11)

Approved on behalf of the Directors:

“Jeffrey Pontius”                  Director

“Anton Drescher”                 Director

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in Canadian dollars)

	Three months ended November 30,		Six months ended November 30,
	2021	2020	2021	2020

Operating expenses
Administration	$-	$106	$-	$212
Consulting fees (notes 6 and 7)	615,123	536,082	1,427,285	1,039,046
Depreciation	17,593	18,678	35,094	32,959
Exploration expenditures (notes 4 and 6)	1,355,224	2,712,435	5,781,487	7,145,669
Insurance	165,198	60,872	333,717	123,431
Investor relations (note 6)	300,711	739,979	759,160	1,056,405
Office and miscellaneous	33,924	28,637	62,493	66,570
Professional fees (note 6)	62,996	117,629	189,570	275,814
Regulatory	30,757	58,580	113,217	212,892
Rent	909	1,351	2,039	8,754
Transaction costs (note 1)	1,676,644	-	1,852,414	-
Travel	32,103	38,136	117,633	53,612
Wages and benefits (notes 6 and 7)	498,647	873,248	2,052,614	1,379,701

Total operating expenses	(4,789,829)	(5,185,733)	(12,726,723)	(11,395,065)

Other income (loss)
Interest income	1,352	20,447	2,735	62,146
Interest expense (note 5)	(321,932)	(3,921)	(504,122)	(6,716)
Foreign exchange gain (loss)	(21,967)	43,180	(23,563)	(296,996)

Total other income (loss)	(342,547)	59,706	(524,950)	(241,566)

Net loss for the period	(5,132,376)	(5,126,027)	(13,251,673)	(11,636,631)

Other comprehensive loss
Exchange difference on translating foreign operations	(100,875)	(44,537)	(77,830)	(403,019)

Comprehensive loss for the period	$(5,233,251)	$(5,170,564)	$(13,329,503)	$(12,039,650)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.09)

Weighted average number of shares outstanding	127,003,470	125,178,230	126,992,131	124,579,785

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30,

	2021	2020

Operating activities
Net loss for the period	$(13,251,673)	$(11,636,631)
Add items not affecting cash:
Depreciation	35,094	32,959
Stock-based compensation (note 6)	2,265,307	1,769,660
Interest expense (note 5)	504,122	6,716
Foreign exchange loss	23,563	296,996
Changes in non-cash items:
Accounts receivable	(103,841)	114,422
Prepaid expenses	406,586	276,834
Accounts payable and accrued liabilities	(948,542)	(131,517)

Cash used in operating activities	(11,069,384)	(9,270,561)

Financing activities
Cash received from issuance of shares	-	1,910,950
Share issuance costs	(6,789)	-
Lease liabilities payments	(38,990)	(32,803)
Note payable (note 5)	12,493,000	-

Cash provided by financing activities	12,447,221	1,878,147

Investing activities
Expenditures on property and equipment	(99,176)	-
Capitalized acquisition costs	(80,589)	(103,819)

Cash used in investing activities	(179,765)	(103,819)

Effect of foreign exchange on cash	227,744	(367,640)

Increase (decrease) in cash and cash equivalents	1,425,816	(7,863,873)

Cash and cash equivalents, beginning of the period	5,121,495	14,913,158

Cash and cash equivalents, end of the period	$6,547,311	$7,049,285

Supplemental cash flow information (note 10)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

(Expressed in Canadian dollars)

SIX MONTHS ENDED NOVEMBER 30, 2021

	Number of shares	Amount	Contributed Surplus	Accumulated Other Comprehensive Income – Cumulative Translation Differences	Deficit	Total

Balance, May 31, 2020	123,987,845	$120,960,869	$14,857,390	$1,578,326	$(117,334,583)	$20,062,002

Net loss for the period	-	-	-	-	(11,636,631)	(11,636,631)
Shares issued for cash
Exercise of stock options	2,520,000	1,910,950	-	-	-	1,910,950
Share issued for capitalized acquisition costs	25,000	75,750	-	-	-	75,750
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(403,019)	-	(403,019)
Reclassification of contributed surplus on exercise of stock options	-	1,062,918	(1,062,918)	-	-	-
Stock-based compensation	-	-	1,769,660	-	-	1,769,660

Balance, November 30, 2020	126,532,845	$124,010,487	$15,564,132	$1,175,307	$(128,971,214)	$11,778,712

Net loss for the period	-	-	-	-	(11,483,846)	(11,483,846)
Shares issued
At-the-market offering	119,125	340,762	-	-	-	340,762
Exercise of stock options	326,500	445,890	-	-	-	445,890
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(349,291)	-	(349,291)
Share issuance costs	-	(194,869)	-	-	-	(194,869)
Reclassification of contributed surplus on exercise of stock options	-	317,288	(317,288)	-	-	-
Contributed surplus on note payable (note 5)	-	-	314,016	-	-	314,016
Stock-based compensation	-	-	2,209,020	-	-	2,209,020

Balance, May 31, 2021	126,978,470	$124,919,558	$17,769,880	$826,016	$(140,455,060)	$3,060,394

Net loss for the period	-	-	-	-	(13,251,673)	(13,251,673)
Other comprehensive income
Exchange difference on translating foreign operations	-	-	-	(77,830)	-	(77,830)
Share issued for capitalized acquisition costs (notes 4(a)(ii)(1) and 6)	25,000	99,400	-	-	-	99,400
Share issuance costs	-	(6,789)	-	-	-	(6,789)
Contributed surplus on note payable (note 5)	-	-	659,184	-	-	659,184
Stock-based compensation	-	-	2,265,307	-	-	2,265,307

Balance, November 30, 2021	127,003,470	$125,012,169	$20,694,371	$748,186	$(153,706,733)	$(7,252,007)

These accompanying notes form an integral part of these condensed interim consolidated financial statements

CORVUS GOLD INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	THE TRANSACTION

On September 13, 2021, the Company announced that the Company and AngloGold Ashanti Limited (“AngloGold Ashanti”) have entered into a definitive arrangement agreement pursuant to which AngloGold Ashanti has agreed to acquire the remaining 80.5% of common shares of the Company (“Common Shares”) not already owned by AngloGold Ashanti at a price of C$4.10 per Common Share (the “Consideration”) in cash (the “Transaction”).  The Transaction was subject to the approval of: (a) 66 2/3% of the votes cast by (i) the holders of Common Shares (the “Shareholders”), including votes attached to Common Shares held by AngloGold Ashanti, present in person or represented by proxy at the special meeting relating to the Transaction; and (ii) the Shareholders and the holders of options, voting together as a single class, present in person or represented by proxy at the special meeting relating to the Transaction; and (b) a simple majority of the votes cast by the Shareholders present in person or represented by proxy at the special meeting relating to the Transaction, excluding votes attached to Common Shares held by AngloGold Ashanti and its affiliates and any other person as required to be excluded under section 8.1(2) of Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions.  In addition to securityholder approval, the Transaction was subject to the receipt of court approval and other customary closing conditions for transactions of this nature.

For the period ended November 30, 2021, the Company has incurred $1,852,414 (2020 - $nil) in transaction costs consisting of consulting fees, investor relations expenses, office and miscellaneous, professional fees, regulatory fees and travel expenses related to the Transaction.

A special meeting of Shareholders and optionholders of the Company was held on January 6, 2022 where the requisite approvals of the Shareholders and optionholders noted above were received.  On January 11, 2022 the Company obtained the final court order from the Supreme Court of British Columbia with respect to the Transaction.  The completion of the Transaction is anticipated to occur on or about January 18, 2022.

2.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is engaged in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At November 30, 2021, the Company had interests in properties in Nevada, U.S.A.

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

The Company has sustained significant losses from operations, has negative cash flows, and has an ongoing requirement for capital investment to explore its mineral properties.  As at November 30, 2021, the Company had working capital deficit of $12,901,122 compared to working capital deficit of $2,011,551 as at May 31, 2021.  The Company entered into a loan agreement with AngloGold Ashanti North America Inc. (“AngloGold North America”) to fund up to USD 20,000,000 towards the ongoing permitting and pre-development work at the Company’s properties (note 5). As at November 30, 2021, the Company has drawn $18,541,000 (USD 15,000,000) from the loan agreement. On September 13, 2021, the Company announced that the Company and AngloGold Ashanti have entered into the Transaction (note 1). Based on its current plans, budgeted expenditures, and cash requirements, the Company does not have sufficient cash to finance its current plans for at least 12 months from the date the condensed interim consolidated financial statements are issued.

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

All currency amounts are stated in Canadian dollars unless noted otherwise.

3.	SIGNIFICANT ACCOUNTING POLICIES

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2021 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at November 30, 2021 and the results of its operations for the six months then ended. Operating results for the six months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the year ending May 31, 2022. The 2021 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Earnings (loss) per share

Basic loss per share is calculated using the weighted average number of Common Shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings (loss) per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase Common Shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive. For the period ended November 30, 2021, 12,005,000 outstanding stock options (2020 – 9,825,000) were not included in the calculation of diluted earnings (loss) per share as their inclusion was anti-dilutive.

4.	MINERAL PROPERTIES

The Company had the following activity related to capitalized acquisition costs:

	North Bullfrog	Mother Lode	Total
	(note 4(a))	(note 4(b))

Balance, May 31, 2021	$4,503,297	$765,486	$5,268,783
Acquisition costs
Cash payments (note 4(a)(ii)(1))	80,589	-	80,589
Shares issued (notes 4(a)(ii)(1) and 6)	99,400	-	99,400
Currency translation adjustments	270,971	45,655	316,626

Balance, November 30, 2021	$4,954,257	$811,141	$5,765,398

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2021:

	North Bullfrog	Mother Lode	Total
	(note 4(a))	(note 4(b))

Exploration costs:
Assay	$69,334	$234,164	$303,498
Drilling	1,504,517	611,078	2,115,595
Equipment rental	43,811	58,073	101,884
Field costs	102,295	19,595	121,890
Geological/ Geophysical	463,369	376,788	840,157
Land maintenance & tenure	285,344	116,759	402,103
Permits	913,591	18,609	932,200
Studies	721,278	397,257	1,118,535
Travel	40,329	25,378	65,707

	4,143,868	1,857,701	6,001,569
Cost recovery	-	(220,082)	(220,082)

Total expenditures for the period	$4,143,868	$1,637,619	$5,781,487

The following table presents costs incurred for exploration and evaluation activities for the six months ended November 30, 2020:

	North Bullfrog	Mother Lode	Total
	(note 4(a))	(note 4(b))

Exploration costs:
Assay	$148,430	$487,267	$635,697
Drilling	236,471	3,360,791	3,597,262
Equipment rental	17,398	111,913	129,311
Field costs	16,813	478,557	495,370
Geological/ Geophysical	288,565	685,619	974,184
Land maintenance & tenure	303,861	133,519	437,380
Permits	18,094	19,271	37,365
Studies	502,019	284,249	786,268
Travel	8,111	68,128	76,239

	1,539,762	5,629,314	7,169,076
Cost recovery	-	(23,407)	(23,407)

Total expenditures for the period	$1,539,762	$5,605,907	$7,145,669

(a)	North Bullfrog Project, Nevada

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

The Company has estimated the fair value of the liability for asset retirement that arose as a result of exploration activities to be $346,176 (USD 270,000) ( May 31, 2021 - $326,691 (USD 270,000)). The fair value of the liability was determined to be equal to the estimated remediation costs. Due to the early stages of the project, and that extractive activities have not yet begun, the Company is unable to predict with any precision the timing of the cash flow related to the reclamation activities.

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

On May 11, 2021, the Company drew $6,048,000 (USD 5,000,000) from the Loan. On June 28, 2021, the Company drew $6,167,500 (USD 5,000,000) from the Loan. On September 15, 2021, the Company further drew $6,325,500 (USD 5,000,000) from the Loan. The amount available to the Company under the Loan as at November 30, 2021 was USD 5,000,000. The Company has estimated the fair value of the Loan to be $17,567,800 at an effective interest rate of 8.10% which was recorded in note payable. As a result, the recorded note payable is lower than its face value, the difference of $973,200 was recorded to contributed surplus.

During the period ended November 30, 2021, the Company recognized accretion by recording $480,651 (2020 - $nil) and recognized interest expenses by recording $17,159 (2020 - $nil) in interest expenses. As at November 30, 2021, the note payable, including interest payable, amounted to $18,706,454 (USD 14,623,557) ( May 31, 2021 - $5,742,007 (USD 4,756,467).

A summary of the note payable activity is as follows:

Balance, May 31, 2021	$5,742,007

Proceeds from Loan (USD 10,000,000)	12,493,000
Allocated to contributed surplus	(659,184)
Accretion expense	480,651
Interest expense	17,159
Foreign exchange	632,820

Balance, November 30, 2021	$18,706,453

6.	SHARE CAPITAL

Authorized

Unlimited Common Shares without par value.

Share issuances

During the period ended November 30, 2021:

On August 23, 2021, the Company issued 25,000 Common Shares in connection with the lease on the Mayflower property (note 4(a)(ii)(1)), with a fair value of $99,400.

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

A summary of the status of the stock option plan as of November 30, 2021, and May 31, 2021, and changes during the periods are presented below:

	Six months ended November 30, 2021		Year ended May 31, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of the period	12,088,500	$2.03	12,345,000	$1.54
Granted	-	-	2,590,000	3.05
Exercised	-	-	(2,846,500)	(0.83)
Expired	(83,500)	(2.06)	-	-

Balance, end of the period	12,005,000	$2.03	12,088,500	$2.03

The weighted average remaining contractual life of options outstanding at November 30, 2021 was 2.28 years ( May 31, 2021 – 2.77 years).

Stock options outstanding are as follows:

	November 30, 2021			May 31, 2021
Expiry Date	Exercise Price	Number of Options	Exercisable at Period- End	Exercise Price	Number of Options	Exercisable at Period- End

September 15, 2021*	$0.91	925,000	925,000	$0.91	925,000	925,000
July 31, 2022	$0.77	1,575,000	1,575,000	$0.77	1,575,000	1,575,000
October 11, 2022	$2.00	20,000	20,000	$2.00	20,000	20,000
November 19, 2023	$2.06	4,170,000	4,170,000	$2.06	4,253,500	2,777,220
April 9, 2024	$2.04	400,000	266,400	$2.04	400,000	266,400
June 13, 2024	$2.18	1,115,000	742,590	$2.18	1,115,000	371,295
February 3, 2025	$2.09	1,210,000	402,930	$2.09	1,210,000	402,930
January 15, 2026	$3.05	2,590,000	-	$3.05	2,590,000	-

		12,005,000	8,101,920		12,088,500	6,337,845

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

The Company uses the fair value method for determining stock-based compensation for all options granted during the periods. There were no stock options granted during the period ended November 30, 2021 and 2020.

Stock-based compensation has been allocated to the same expenses as cash compensation paid to the same employees or consultants, as follows:

For the six months ended November 30,	2021	2020

Consulting fees	$1,054,642	$836,588
Exploration expenditures – Geological/geophysical	228,244	159,517
Investor relations	295,512	251,635
Professional fees	21,516	14,505
Wages and benefits	665,393	507,415

	$2,265,307	$1,769,660

7.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

For the six months ended November 30,	2021	2020

Consulting fees to CFO	$195,000	$102,500
Wages and benefits to CEO and COO	813,800	663,005
Geological consulting fees, wages and benefits to a company owned by a director in common	361,152	23,431
Directors fees (included in consulting fees)	123,643	76,958
Stock-based compensation to related parties	1,472,279	1,226,569

	$2,965,874	$2,092,463

As at November 30, 2021, included in accounts payable and accrued liabilities was $68,024 ( May 31, 2021 – $30,025) in expenses owing to companies related to officers, directors and officers of the Company.

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

AngloGold Ashanti

On September 13, 2021, the Company announced that the Company and AngloGold Ashanti have entered into a definitive arrangement agreement pursuant to which AngloGold Ashanti has agreed to acquire the remaining 80.5% of common shares of the Common Shares not already owned by AngloGold Ashanti at a price of C$4.10 per Common Share in cash (note 1).  The Transaction was subject to the approval of: (a) 66 2/3% of the votes cast by (i) the holders of Common Shares, including votes attached to Common Shares held by AngloGold Ashanti, present in person or represented by proxy at the special meeting relating to the Transaction; and (ii) the Shareholders and the holders of options, voting together as a single class, present in person or represented by proxy at the special meeting relating to the Transaction; and (b) a simple majority of the votes cast by the Shareholders present in person or represented by proxy at the special meeting relating to the Transaction, excluding votes attached to Common Shares held by AngloGold Ashanti and its affiliates and any other person as required to be excluded under section 8.1(2) of Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions.  In addition to securityholder approval, the Transaction was subject to the receipt of court approval and other customary closing conditions for transactions of this nature. A special meeting of Shareholders and optionholders of the Company was held on January 6, 2022 where the requisite approvals of the Shareholders and optionholders noted above were received.  On January 11, 2022 the Company obtained the final court order from the Supreme Court of British Columbia with respect to the Transaction.  The completion of the Transaction is anticipated to occur on or about January 18, 2022.

As of November 30, 2021, AngloGold Ashanti, through AngloGold Ashanti (USA) Exploration Inc. (“AngloGold (USA) Exploration”) owned 24,774,949 Common Shares representing approximately 19.5% of the total issued and outstanding Common Shares.

On May 4, 2021, the Company entered into a Loan with AngloGold North America (note 5). As at November 30, 2021, the note payable, including interest payable, to AngloGold North America amounted to $18,706,454 (USD 14,623,557) ( May 31, 2021 $5,742,007 (USD 4,756,467)).

As at November 30, 2021, included in accounts receivable was $33,643 ( May 31, 2021 – $nil) in expense recoveries from AngloGold North America.

8.	GEOGRAPHIC SEGMENTED INFORMATION

The Company operates in one industry segment, the mineral resources industry, and in two geographical segments, Canada and the United States. All current exploration activities are conducted in the United States and Canada. The significant asset categories identifiable with these geographical areas are as follows:

	Canada	United States	Total

November 30, 2021
Capitalized acquisition costs	$-	$5,765,398	$5,765,398
Property and equipment	$3,265	$172,813	$176,078
Right-of-use assets	$32,304	$27,241	$59,545

May 31, 2021
Capitalized acquisition costs	$-	$5,268,783	$5,268,783
Property and equipment	$3,842	$69,615	$73,457
Right-of-use assets	$46,149	$42,847	$88,996

For the six months ended November 30,	2021	2020

Net loss for the period – Canada	$(5,624,766)	$(3,645,787)
Net loss for the period – United States	(7,626,907)	(7,990,844)

Net loss for the period	$(13,251,673)	$(11,636,631)

9.	SUBSIDIARIES

Significant subsidiaries for the periods ended November 30, 2021 and 2020 are:

	Country of Incorporation	Principal Activity	The Company’s effective interest for 2021	The Company’s effective interest for 2020

Corvus Gold (USA) Inc.	USA	Holding company	100%	100%
Raven Gold Alaska Inc.	USA	Exploration company	100%	100%
Corvus Gold Nevada Inc.	USA	Exploration company	100%	100%
SoN Land & Water LLC	USA	Exploration company	100%	100%
Mother Lode Mining Company LLC	USA	Exploration company	100%	100%

10.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended November 30,	2021	2020

Supplemental cash flow information
Interest paid (received)	$14,424	$(62,146)
Income taxes paid (received)	$-	$-
Non-cash financing and investing transactions
Shares issued to acquire mineral properties	$99,400	$75,750
Contributed surplus on issuance of note payable	$659,184	$-
Reclassification of contributed surplus on exercise of stock options	$-	$1,062,918

11.	SUBSEQUENT EVENTS

In December 2021, the Company was provided notice of termination by the landlord of the Vancouver office lease.

Subsequent to November 30, 2021, the Company entered into the following promissory notes with 1323606 B.C. Unlimited Liability Company, a subsidiary of AngloGold Ashanti in relation to the Transaction (note 1).

a.	A promissory note in the amount of $24,981,718, without interest, pursuant to the definitive arrangement agreement.

b.

A promissory note to fund the  payment of certain transaction costs (note 1) in connection with the arrangement contemplated in the definitive arrangement agreement in the amount of $12,995,324, on demand, without interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed interim consolidated financial statements for the six months ended November 30, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below. All currency amounts are stated in Canadian dollars unless noted otherwise.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES, AND PROVEN AND PROBABLE RESERVES

Corvus Gold Inc. (“we”, “us”, “our,” “Corvus” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The mineral estimates in the two technical reports entitled “Technical Report and Preliminary Economic Assessment for Gravity Milling and Heap Leach Processing at the North Bullfrog Project, Bullfrog Mining District, Nye County, Nevada”, dated November 21, 2020 with an effective date of October 7, 2020 (the “NBP Technical Report”), and “Technical Report and Preliminary Economic Assessment for BIOX Mill and Heap Leach Processing at the Mother Lode Project, Bullfrog Mining District, Nye County, Nevada” dated November 21, 2020 with an effective date of October 7, 2020 (the “ML Technical Report” and together with the NBP Technical Report, the “Technical Reports”) referenced in this Quarterly Report on Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. As used in the Technical Reports referenced in this Quarterly Report on Form 10-Q, the terms “Mineral Reserve”, “Proven Mineral Reserve”, and “Probable Mineral Reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Definition Standards on Mineral Resources and Mineral Reserves (“CIM Definition Standards”), adopted by the CIM Council, as amended.

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

In addition, the terms “Mineral Resource”, “Measured Mineral Resource”, “Indicated Mineral Resource”, and “Inferred Mineral Resource” are defined in and required to be disclosed by NI 43-101. However, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. Under Canadian rules, Inferred Mineral Resources can only be used in economic studies as provided under CIM Definition Standards. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource is economically or legally mineable. An “Inferred Mineral Resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply but not verify geological and grade or quality continuity. An Inferred Mineral Resource has a lower level of confidence than that applying to an Indicated Mineral Resource and must not be converted to a Mineral Reserve. It is reasonably expected that the majority of Inferred Mineral Resources could be upgraded to Indicated Mineral Resources with continued exploration. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this report and the Technical Reports referenced in this report contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies reporting under SEC Industry Guide 7 requirements.

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC. These amendments became effective February 25, 2019 (the “SEC Modernization Rules”) and, following a two-year transition period, the SEC Modernization Rules will replace the historical property disclosure requirements for mining registrants that are included in SEC Industry Guide 7. The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its annual report for the fiscal year ending May 31, 2022. Under the SEC Modernization Rules, the definitions of “Proven Mineral Reserves” and “Probable Mineral Reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “Measured Mineral Resources”, “Indicated Mineral Resources”, and “Inferred Mineral Resources” which are also substantially similar to the corresponding CIM Definition Standards. However, there are differences in the definitions under the SEC Modernization Rules and the CIM Definition Standards and therefore once the Company begins reporting under the SEC Modernization Rules there is no assurance that the Company’s Mineral Reserve and Mineral Resource estimates will be the same as those reported under CIM Definition Standards as contained in this report.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

●	the expected timing for closing the Transaction;
●	the Company’s strategies and objectives, both generally and in respect of its specific mineral properties;
●	the results of the preliminary economic assessment (“PEA”) on each of NBP and MLP;
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

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

●	the inability to satisfy the conditions of the Transaction;
●	risks related to the evolving novel coronavirus (“COVID-19”) pandemic and health crisis and the governmental and regulatory actions taken in response thereto;
●	our requirement of significant additional capital and our ability to raise such additional capital on favourable terms;
●	our limited operating history;
●	our history of losses;
●	cost increases for our exploration and, if warranted, development projects;
●	our properties being in the exploration stage;
●	mineral exploration and production activities;
●	our lack of mineral production from our properties;
●	estimates of Mineral Resources;
●	changes in Mineral Resource estimates;
●	differences in United States and Canadian Mineral Reserve and Mineral Resource reporting;
●	our exploration activities being unsuccessful;
●	fluctuations in gold, silver and other metal prices;
●	our ability to obtain permits and licenses for production;
●	government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	proposed legislation that may significantly affect the mining industry;
●	land reclamation requirements;
●	competition in the mining industry;
●	equipment and supply shortages;
●	tax issues;
●	current and future joint ventures and partnerships;
●	our ability to attract qualified management;
●	the ability to enforce judgment against certain of our directors;
●	currency fluctuations;
●	claims on the title to our properties;
●	surface access on our properties;
●	potential future litigation;
●	our lack of insurance covering all our operations;
●	our status as a “passive foreign investment company” under US federal tax code;
●	the common shares of the Company (the “Common Shares”); and
●	events such as war, terrorism, natural disaster or outbreaks of disease (including COVID-19).

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

The Company’s forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations, and opinions of management as of the date of this report. The Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not attribute undue certainty to or place undue reliance on forward-looking statements.

Current Business Activities

General

The Company’s material mineral properties are the NBP and the MLP, advanced exploration stage projects in Nevada, which have a number of high-priority, bulk tonnage and high-grade vein targets (held through Corvus Nevada, a Nevada subsidiary). While exploring the NBP, the Company acquired the MLP in June 2017, which is located approximately 19 km to the south east of the NBP. The MLP was mined in the late 1980s and has substantial gold mineralization remaining unexploited extending to the north of the existing open pit mine. Exploration drilling and surface mapping have revealed that other exploration targets on the Corvus property in the Mother Lode area contain gold mineralization and are therefore being actively explored.

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

Highlights of activities during the period and to the date of this MD&A include:

AngloGold Ashanti Transaction

On September 13, 2021, the Company announced that the Company and AngloGold Ashanti Limited (“AngloGold Ashanti”) entered into a definitive arrangement agreement pursuant to which AngloGold Ashanti has agreed to acquire the remaining 80.5% of Common Shares not already owned by AngloGold Ashanti at a price of C$4.10 per Common Share in cash (the “Transaction”).

The Transaction was subject to the approval of: (a) 66 2/3% of the votes cast by (i) the holders of Common Shares, including votes attached to Common Shares held by AngloGold Ashanti, present in person or represented by proxy at the special meeting relating to the Transaction; and (ii) the Shareholders and the holders of options, voting together as a single class, present in person or represented by proxy at the special meeting relating to the Transaction; and (b) a simple majority of the votes cast by the Shareholders present in person or represented by proxy at the special meeting relating to the Transaction, excluding votes attached to Common Shares held by AngloGold Ashanti and its affiliates and any other person as required to be excluded under section 8.1(2) of Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions.  In addition to securityholder approval, the Transaction was subject to the receipt of court approval and other customary closing conditions for transactions of this nature.

A special meeting of Shareholders and optionholders of the Company was held on January 6, 2022 where the requisite approvals of the Shareholders and optionholders noted above were received. On January 11, 2022 the Company obtained the final court order from the Supreme Court of British Columbia with respect to the Transaction. The completion of the Transaction is anticipated to occur on or about January 18, 2022.

NBP and MLP Project Exploration and Development

●	Drilling during the period was performed at the Lynnda Strip area, with a total of two Reverse Circulation (“RC”) drill holes completed during the period totaling 628 metres.
●	Casing was removed from three core tail holes.
●	An additional monitoring hole was drilled to depth of 580 metres at NBP with a Vibrating Wire Piezometer (“VWP”) gauge installed to monitor response of the water level to hydrologic testing.
●	Seven RC holes were drilled at NBP for a total of 2,189 metres during the period.
●	Corvus NBP project continued to conduct baseline studies and prepare permit applications.
●	Water quality samples were collected at surface springs and monitoring wells at the North Bullfrog project in support of ongoing mine permitting work.
●

Design of an expanded hydrogeologic testing program was completed and a lease agreement was implemented with the Beatty Water and Sanitation District to allow the production of larger volumes of water during the hydrogeologic testing program.

Nevada Properties

NBP and MLP

Our principal mineral properties are the NBP and the MLP, which form two separate gold exploration projects located in northwestern Nye County, Nevada, in the Northern Bullfrog Hills and Bare Mountains to the east, north and west of the town of Beatty. Neither, the NBP nor the MLP have any known proven or probable reserves under SEC Industry Guide 7 or NI 43-101, and the projects are exploratory in nature. The Technical Reports are available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov, and describe the two properties as separate mining operations. The Technical Reports are referred to herein for informational purposes only and are not incorporated herein by reference. The Technical Reports contain disclosure regarding Mineral Resources at both projects that are not SEC Industry Guide 7 compliant proven or probable reserves. See “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources, and Proven and Probable Reserves” above.

The following disclosure is derived, in part, and supported by the Technical Reports and includes updates on the properties subsequent to the date of the Technical Reports.

The NBP and the MLP are located in the Bullfrog Hills and Bare Mountains of northwestern Nye County, Nevada (Figure 1).  Together, the NBP and the MLP cover approximately 129 square kilometers (12,895 hectares) of patented and unpatented mining claims in sections 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 31, 32, 33, 34, 35, and 36 of T10S, R46E; sections 1, 2, 3, 4, 5, 6, 10, 11, 12, 13, 14, 15, 23, 24, 25, 26, 34, and 35 of T11S, R46E; sections 2, 3, 4, 5, 6, 7, 8, 9, 10, and 18 of T12S R46E; sections 19, 30, 31, and 32 of T10S, R47E; sections 4, 5, 6, 7, 8, 9, 10, 11, 14, 15, 16, 17, 18, 22, 23, 26, 27, 34, 35 and 36 of T11S, R47E;  sections 1, 2, 3, 4, 8, 9, 10, 11, 12, and 13 of T12S R47E; sections 4, 9, 10, 15, 22, 27, 31, 32, 33, and 34 of T11S R48E; and sections 4, 5, 6, 7, 8, 9, 16, 17, and 18 of T12S R48E of MDBM.  The total number of federal lode claims is 1601.  Corvus has total of nine option/lease agreements in place that give us control of private land based on an aggregate of 51 historical patented lode claims (see Private Lands in Figure 1).  Corvus Nevada owns an additional private land based on five historical patented claims (the Millman claims) and a 430 acre property with 1600 acre-feet of water rights located north of NBP in the Sarcobatus hydrographic basin (Basin 146).

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

NBP Drilling Activities

Seven RC holes were drilled at the NBP during the period for 2,189 m. An additional water monitoring well of 580 m with a VWP gauge was completed to increase monitoring capacity during ongoing hydrogeologic testing planned for 2022.

Lynnda Strip Drilling Activities

Drilling at the Lynnda Strip project during the quarter has focused on completing the resource expansion program targeting the east-west extension of the mineralized zone. (Figure 2). Two RC holes were completed during the period for 628 m of drilling. Casing was recovered from 3 of the core-tail holes drilled previously. Results from this area continue to outline a large, relatively high-grade, oxide deposit that now extends over 800 metres in width and remains open.

Figure 2 – Map showing location of Lynnda Strip drilling completed this quarter

Mother Lode Project Development

Corvus is progressing with its exploration permit expansion for the greater Mother Lode and Lynnda Strip projects.

Qualified Person and Quality Control/Quality Assurance

Jeffrey A. Pontius, (Certified Professional Geologist (“CPG”)11044), a qualified person as defined by NI 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the disclosure in this Report on Form 10-Q (other than the Mineral Resource estimate for MLP) and has reviewed and approved the disclosure herein. Mr. Pontius is not independent of the Company, as he is the Chief Executive Officer and President and holds Common Shares and incentive stock options in Corvus.

Carl E. Brechtel (Colorado Professional Engineer (“PE”) 23212, Nevada PE 008744, and Registered Member 353000 of Society for Mining, Metallurgy & Exploration (“SME”)), a qualified person as defined by NI 43-101, has coordinated execution of the technical work and has reviewed and approved the disclosure in this Report on Form 10-Q related thereto. Mr. Brechtel is not independent of the Company, as he is the Chief Administrative Officer and holds Common Shares and incentive stock options in Corvus.

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

Assaying for the NBP and the MLP holes has been performed by AAL in Sparks, Nevada (the “Sparks Laboratory”). Corvus has no business relationship with AAL beyond being a customer for analytical services. The Sparks Laboratory is Standards Council of Canada, Ottawa, Ontario Accredited Laboratory No. 536 and conforms with requirements of CAN-P-1579, CAN-P-4E (ISO/IEC 17025:2005).

Check assaying has been performed by Bureau Veritas North America (“BV”, formerly Inspectorate America Corporation), in Sparks, Nevada and Vancouver, Canada (the “BV Laboratories”), and ALS Minerals Laboratories (“ALS Minerals”), in Sparks, Nevada (the “ALS Laboratory”). Corvus has no business relationship with BV or ALS Minerals beyond being a customer for analytical services. The BV Laboratory is Accredited Laboratory No. 720 and conforms to requirements of CAN-P-1579, CAN-P-4E (ISO 9001:2008) and ALS is Accredited Laboratory No. 660 and conforms to requirements of CAN-P-1579, CAN-P-4E (ISO/IEC 17025:2005).

Mr. Scott E. Wilson, (CPG 10965, Registered Member 4025107of SME), and President of Resource Development Associates Inc.), is an independent consulting geologist specializing in Mineral Reserve and Mineral Resource calculation reporting, mining project analysis, and due diligence evaluations. He has acted as the Qualified Person, as defined in NI 43-101, for the Mineral Resource estimate and the Technical Reports. Mr. Wilson has over 29 years of experience in surface mining, resource estimation, and strategic mine planning. Mr. Wilson and Resource Development Associates Inc. are independent of the Company under NI 43-101. Mr. Wilson, a Qualified Person, has verified the data underlying the information disclosed herein by reviewing the reports of AAL and all procedures undertaken for QA/QC. All matters were consistent and accurate accordingly to his professional judgment. There were no limitations on the verification process.

For additional information on the NBP and MLP, including information relating to exploration, data verification, and the Mineral Resource estimates, see the Technical Reports, which are available under Corvus’ SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov. The Technical Reports are referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Reports contains disclosure regarding Mineral Resources that are not Guide 7 compliant proven or probable reserves, see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources, and Proven and Probable Reserves” above.

Results of Operations

Six months ended November 30, 2021 Compared to Six months ended November 30, 2020

For the six months ended November 30, 2021, the Company had a net loss of $13,251,673 compared to a net loss of $11,636,631 in the comparative period of the prior year. Included in net loss was $2,265,307 (2020 - $1,769,660) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on November 19, 2018, April 9, 2019, June 13, 2019, February 3, 2020 and January 15, 2021 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on July 31, 2017, November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the comparative period of the prior year. The increase in loss of $1,615,042 in the six month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was due to the increase in transaction costs of $1,852,414 (2020 - $nil) consisting of consulting fees, investor relations expenses, office and miscellaneous, professional fees, regulatory fees and travel expenses related to the Transaction.

Exploration expenditures decreased to $5,781,487 (2020 - $7,145,669). The decrease is offset by an increase in stock-based compensation charges of $228,244 during the current period compared to $159,517 in the comparative period of the prior year.

Consulting fees increased to $1,427,285 (2020 - $1,039,046) mainly due to an increase in stock-based compensation charges of $1,054,642 during the current period compared to $836,588 in the comparative period of the prior year. There was an increase in consulting fees paid to the Company’s Chief Financial Officer (the “CFO”) as a result of amendment to her consulting agreement. Consulting fees further increased due to additional fees paid to the CFO and Corporate Secretary. The Board of Directors approved the accrual of the fees to the Special Committee members effective June 1, 2021, which amounted to $48,750 in the current period, compared to $nil in the comparative period of the prior year.

Insurance expenses increased to $333,717 (2020 - $123,431) mainly due to an increase in director and officer (“D&O”) liability insurance premium due to the Company’s listing on the Nasdaq Capital Market in August 2020.

Investor relations expenses decreased to $759,160 (2020 - $1,056,405) mainly due to an increase in virtual advertising activities and decrease in investor relations related travel expenses due to the global pandemic which has continued to limit in-person investor relations efforts. This was offset by an increase in stock-based compensation charges of $295,512 during the current period compared to $251,635 in the comparative period of the prior year and an increase in investor relations fee for consultants in the current period.

Professional fees decreased to $189,570 (2020 - $275,814) mainly due to a decrease in audit fees as a result of under accrual of audit fees for 2020. This was offset by an increase in stock-based compensation charges of $21,516 during the current period compared to $14,505 in the comparative period of the prior year.

Regulatory expenses decreased to $113,217 (2020 - $212,892) mainly due to the entry fee to the Nasdaq Capital Markets as the Company commenced trading as of market open on August 12, 2020.

Travel expenses increased to $117,633 (2020 - $53,612) mainly due to the Company’s management and Board of Directors attending the bell ringing ceremony for the Nasdaq Capital Market in August of 2021 compared to less travel in the comparative period of the prior year due to the Global Pandemic.

Wages and benefits increased to $2,052,614 (2020 - $1,379,701) mainly due to an increase in 2021 bonus and an increase in stock-based compensation charges of $665,393 during the current period compared to $507,415 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $nil (2020 - $212), depreciation expenses of $35,094 (2020 - $32,959), office expenses of $62,493 (2020 - $66,570) and rent expenses of $2,039 (2020 - $8,754).

Other items amounted to a loss of $524,950 compared to $241,566 in the prior period. There was a decrease in foreign exchange loss of $23,563 (2020 - $296,996), which was the result of factors outside of the Company’s control and a decrease in interest income of $2,735 (2020 - $62,146) as a result of less cash in interest earning bank accounts during the current period, and an increase interest expenses of $504,122 (2020 - $6,716) as a result of accretion and interest expenses recognized on the loan entered into by the Company with Anglo Gold North America on May 4, 2021 for $20,000,000 (“AngloGold North America Loan”).

Three months ended November 30, 2021 Compared to Three months ended November 30, 2020

For the three months ended November 30, 2021, the Company had a net loss of $5,132,376 compared to a net loss of $5,126,027 in the comparative period of the prior year. Included in net loss was $1,094,160 (2020 - $852,620) in stock-based compensation charges which is a result of stock options granted during the period and previously granted stock options which vested during the period. Stock-based compensation in the current period comprised of stock options granted on November 19, 2018, April 9, 2019, June 13, 2019, February 3, 2020 and January 15, 2021 which vested during the period. The prior period comparative had stock-based compensation arising from stock options granted on November 19, 2018, April 9, 2019, June 13, 2019, October 11, 2019 and February 3, 2020 which vested during the comparative period of the prior year. The increase in loss of $6,349 in the three month period of the current year was due to a combination of factors discussed below.

The primary factor for the increase in the net loss was due to the increase in transaction costs of $1,676,644 (2020 - $nil) consisting of consulting fees, investor relations expenses, office and miscellaneous, professional fees, regulatory fees and travel expenses related to the Transaction.

Exploration expenditures decreased to $1,355,224 (2020 - $2,712,435) offset by an increase in stock-based compensation charges of $110,477 during the current period compared to $77,177 in the comparative period of the prior year.

Consulting fees increased to $615,123 (2020 - $536,082) mainly due to an increase in stock-based compensation charges of $511,657 during the current period compared to $403,847 in the comparative period of the prior year. There was an increase in consulting fees paid to the CFO as a result of amendment to her consulting agreement. The Board of Directors approved the accrual of the fees to the Special Committee members effective June 1, 2021, which amounted to $24,375 in the current period, compared to $nil in the comparative period of the prior year. This was offset by a decrease in consulting fees due to additional fees paid to the CFO and Corporate Secretary in the first quarter of the current year whereas similar fees were paid in the second quarter of the prior year.

Insurance expenses increased to $165,198 (2020 - $60,872) mainly due to an increase in D&O liability insurance premium due to the Company’s listing on the Nasdaq Capital Market in August 2020.

Investor relations expenses decreased to $300,711 (2020 - $739,979) mainly due to an increase in virtual advertising activities and decrease in investor relations related travel expenses due to the global pandemic which has continued to limit in-person investor relations efforts. This further decreased due to additional investor relations fees paid in the first quarter of the current year whereas similar fees were paid in the second quarter of the prior year. This was offset by an increase in stock-based compensation charges of $142,301 during the current period compared to $120,502 in the comparative period of the prior year.

Professional fees decreased to $62,996 (2020 - $117,629) mainly due to a decrease in audit fees.  Transaction related professional fees were accounted for separately under transaction costs.  This was offset by an increase in stock-based compensation charges of $10,467 during the current period compared to $6,999 in the comparative period of the prior year.

Regulatory expenses decreased to $30,757 (2020 - $58,580) mainly due to the timing of payment of balance of annual listing fee for the Nasdaq Capital Markets in the comparative period of the prior year as the Company commenced trading as of market open on August 12, 2020.

Wages and benefits decreased to $498,647 (2020 - $873,248) mainly due to the 2021 bonus paid in the first quarter whereas the 2020 bonus was paid in the second quarter of the prior year. There was an increase in stock-based compensation charges of $319,258 during the current period compared to $244,095 in the comparative period of the prior year.

Other expense categories that reflected only moderate change period over period were administration expenses of $nil (2020 - $106), depreciation expenses of $17,593 (2020 - $18,678), office expenses of $33,924 (2020 - $28,637), rent expenses of $909 (2020 - $1,351) and travel expenses of $32,103 (2020 - $38,136).

Other items amounted to a loss of $342,547 compared to a gain of $59,706 in the prior period. There was a decrease in foreign exchange loss of $21,967 (2020 – gain of $43,180), which was the result of factors outside of the Company’s control, a decrease in interest income of $1,352 (2020 - $20,447) as a result of less cash in interest earning bank accounts during the current period, and an increase interest expenses of $321,932 (2020 - $3,921) as a result of accretion and interest expenses recognized on the AngloGold North America Loan.

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

The Company reported cash and cash equivalents of $6,547,311 as at November 30, 2021 compared to $5,121,495 as at May 31, 2021. The change in cash position was the net result of $11,069,384 used for operating activities, $38,990 used for lease liabilities payments, $80,589 used for capitalized acquisition costs, $6,789 used for share issuance costs, $99,176 used on property and equipment, and $12,493,000 (USD 10,000,000) received from the AngloGold North America Loan.

As at November 30, 2021, the Company had working capital deficit of $12,901,122 compared to working capital deficit of $2,011,551 as at May 31, 2021.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production”. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the NBP and the MLP to preserve its working capital to fund anticipated non-discretionary expenditures in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2021 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of November 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for accurate and timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended November 30, 2021 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the SEC on August 9, 2021.

If the arrangement with AngloGold Ashanti is not completed, our business may be adversely affected and our share price may decline.

If the Transaction with AngloGold Ashanti is not completed for any reason, we could experience the following adverse effects: (i) the potential loss of value to the Company’s securityholders, including the reduction of the trading price of our Common Shares; (ii) the potential negative impact on the operations and prospects of the Company, including the risk of loss of key personnel and certain key members of senior management; and (iii) the market’s perception of the Company’s prospects could be adversely affected. Under certain circumstances, if the arrangement is not completed, the Company would also be required to pay AngloGold Ashanti a termination fee of C$19,000,000.

During the pendency of the arrangement agreement with AngloGold Ashanti, we are subject to additional risks relating to our business.

The possible effects of the pendency or consummation of the Transaction contemplated by the arrangement agreement include the effect of suits, actions or proceedings in respect of the arrangement agreement, the risk of any loss or change in the relationship of the Company and its subsidiaries with their respective employees, agents, and other business relationships, and any possible effect on the Company’s ability to attract and retain key employees, including that certain key members of our senior management might choose not to remain employed with the Company prior to the completion of the arrangement.

The Transaction with AngloGold Ashanti may distract management of the Company from their other responsibilities.

The Transaction could cause the Company’s management to focus its time and energies on matters related to the acquisition that otherwise would be directed to the Company’s business and operations. Any such distraction on the part of management, if significant, could affect the ability of the Company to develop its business and may adversely affect the Company’s financial condition and results from operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six months period ended November 30, 2021 the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at November 30, 2021 and May 31, 2021, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Six Months ended November 30, 2021 and 2020, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2021 and 2020, (iv) the Condensed Interim Consolidated Statements of Changes in Equity (Deficit) for the Six Months Ended November 30, 2021, (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS GOLD INC.

(the Registrant)

By:	/s/ Jeffrey Pontius

Jeffrey Pontius
Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2022

By:	/s/ Peggy Wu

Peggy Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 14, 2022